Form 10-Q
period 1999-06-30
AVALON CABLE OF MICHIGAN LLC; AVALON CABLE OF MICHIGAN INC/; AVALON CABLE OF NEW ENGLAND LLC; AVALON CABLE FINANCE INC
filed 1999-08-16
CIK 1082695, 1041855, 1082694, 1082698

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark one)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 1999

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                       Commission file number 333-75453

                         AVALON CABLE OF MICHIGAN LLC
            (Exact name of registrant as specified in its charter)

          Delaware                               4813                             13-4029981
(State or other jurisdiction of       (Primary Standard Industrial        (I.R.S. Employer Identification
incorporation or organization)        Classification Code Number)         No.)

                        AVALON CABLE OF NEW ENGLAND LLC
        Delaware                               4813                             22-3556161
(State or other jurisdiction of       (Primary Standard Industrial        (I.R.S. Employer Identification
incorporation or organization)        Classification Code Number)         No.)

                          AVALON CABLE FINANCE, INC.
              Delaware                          4813                               13-4029965
(State or other jurisdiction of       (Primary Standard Industrial        (I.R.S. Employer Identification
incorporation or organization)        Classification Code Number)         No.)

                        AVALON CABLE OF MICHIGAN, INC.
            Pennsylvania                          4813                             23-2566891
(State or other jurisdiction of       (Primary Standard Industrial        (I.R.S. Employer Identification
incorporation or organization)        Classification Code Number)         No.)

                         800 Third Avenue, Suite 3100
                           New York, New York 10022
                           Telephone: (212) 421-0600

               Indicate by check mark whether the registrant
               (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
               Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes . No X .

           Indicate the number of shares outstanding of each of the
              issuer's classes of common stock, as of the latest
                               practicable date.

               TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                    PAGE NO.

Item 1.        Financial Statements
               Avalon Cable of Michigan LLC
                 Consolidated Balance Sheet as of December 31, 1998 and June
                 30, 1999 ..........................................................        1
                 Consolidated Statement of Operations for the three
                 and six months ended June 30, 1999 ................................        2
                 Consolidated Statement of Changes in Members' Interest for
                 the six months ended June 30, 1999 ................................        3
                 Consolidated Statement of Cash Flows for the six months ended
                 June 30, 1999 .....................................................        4
                 Notes to Consolidated Financial Statements ........................        5

               Avalon Cable of New England LLC and Subsidiaries
                 Consolidated Balance Sheet as of December 31, 1998 and June
                 30, 1999 .........................................................         9
                 Consolidated Statement of Operations for the three
                 and six month periods ended June 30, 1999 and 1998 ...............        10
                 Consolidated Statement of Changes in Members' Interest for
                 the six months ended June 30, 1999 ...............................        11
                 Consolidated Statement of Cash Flows for the six-month
                 periods ended June 30, 1999 and 1998 .............................        12
                 Notes to Consolidated Financial Statements .......................        13

               Avalon Cable Finance, Inc.
                 Balance Sheet as of December 31, 1998 and June 30, 1999 ..........        15
                 Statement of Operations for the three and six month periods
                 ended June 30, 1999 ..............................................        16
                 Statement of Changes in Shareholders' Equity for the six
                 months ended June 30, 1999 .......................................        17
                 Statement of Cash Flows for the six months ended June 30,
                 1999 .............................................................        18
                 Notes to Financial Statements ....................................        19

               Avalon Cable of Michigan, Inc. and Subsidiaries
                 Consolidated Balance Sheet as of December 31, 1998 and June
                 30, 1999 .........................................................        20
                 Consolidated Statement of Operations for the three
                 and six month periods ended June 30, 1999 and 1998 ...............        21
                 Consolidated Statement of Changes in Shareholders' Equity
                 for the six months ended June 30, 1999 ...........................        22
                 Consolidated Statement of Cash Flows for the six-month
                 periods ended June 30, 1999 and 1998 .............................        23
                 Notes to Consolidated Financial Statements .......................        24

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..............................................        28

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings ..................................................        37
Item 2.        Changes in Securities and Use of Proceeds ..........................        37
Item 3.        Defaults Upon Senior Securities ....................................        37
Item 4.        Submission of Matters to a Vote of Security Holders ................        37
Item 5.        Other Information ..................................................        37
Item 6.        Exhibits and Reports on Form 8-K ...................................        37

               SIGNATURES .........................................................        38

  PART 1.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                         AVALON CABLE OF MICHIGAN LLC

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                                          December 31,          June 30,
                                                                                               1998               1999
                                                                                          ---------------    --------------
                                                                                                              (Unaudited)
Assets
Current assets
      Cash                                                                                     $    9,071        $    4,129
      Accounts receivable, net of allowance for doubtful accounts of $873 and $1,362                5,015             5,894
      Prepayments and other current assets                                                            459               138
      Accounts receivable from related parties                                                        371             1,093
      Deferred income taxes                                                                           479                 -
                                                                                          ---------------    --------------
            Total current assets                                                                   15,395            11,254
      Property, plant and equipment, net                                                          104,965           109,156
      Intangible assets, net                                                                      427,125           431,389
      Deferred charges and other assets                                                               195                 -
                                                                                          ---------------    --------------
            Total assets                                                                       $  547,680        $  551,799
                                                                                          ===============    ==============

Liabilities and Members' Interest
Current liabilities
      Accounts payable and accrued expenses                                                    $   10,194        $   12,725
      Advance billings and customer deposits                                                        2,454             2,812
      Accounts payable--affiliate                                                                   2,023                 -
                                                                                          ---------------    --------------
            Total current liabilities                                                              14,671            15,537
      Long-term debt                                                                              290,875           327,375
      Notes payable--affiliate                                                                     15,171                 -
      Deferred income taxes                                                                         1,841                 -
                                                                                          ---------------    --------------
            Total liabilities                                                                     322,558           342,912
                                                                                          ---------------    --------------
Commitments and contingencies (Note 7)
Minority Interest                                                                                  13,855                 -
                                                                                          ---------------    --------------
Members' Interest
      Members' capital                                                                            219,299           234,637
      In-substance distribution of proceeds from Credit Facility which are reflected
        in the financial statements of each of the three issuers                                        -            (2,900)
      Accumulated deficit                                                                          (8,032)          (22,850)
                                                                                          ---------------    --------------
            Total members' interest                                                               211,267           208,887
                                                                                          ---------------    --------------
            Total liabilities and members' interest                                            $  547,680        $  551,799
                                                                                          ===============    ==============

  The accompanying notes are an integral part of these financial statements.

                         AVALON CABLE OF MICHIGAN LLC

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (in thousands)

                                                     For the               For the
                                                  Three Months           Six Months
                                                      Ended                 Ended
                                                  June 30, 1999         June 30, 1999
                                                 ----------------      ----------------
                                                   (Unaudited)           (Unaudited)
Revenue
         Basic services                               $    20,022            $   38,065
         Premium services                                   1,862                 3,698
         Other                                              2,289                 4,648
                                                 ----------------      ----------------
                Total revenues                             24,173                46,411

Operating expenses
         Selling, general and administrative                4,483                 8,171
         Programming                                        6,559                12,821
         Technical and operations                           2,619                 5,097
         Depreciation and amortization                     10,399                20,483
                                                 ----------------      ----------------
Income (loss) from operations                                 113                  (161)
Other income (expense)
         Interest income                                       48                   348
         Interest expense                                  (7,822)              (16,367)
                                                 ----------------      ----------------
Loss before income taxes                                   (7,661)              (16,180)
Benefit from income taxes                                       -                 1,362
                                                 ----------------      ----------------
         Net loss                                     $    (7,661)           $  (14,818)
                                                 ================      ================

  The accompanying notes are an integral part of these financial statements.

                         AVALON CABLE OF MICHIGAN LLC

            CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                    (in thousands except per share amounts)

                                                                    For the Six Months Ended June 30, 1999 (unaudited)
                                                           ----------------------------------------------------------------------
                                                                              In-substance
                                                                             distribution of
                                                                              proceeds from
                                                                             Credit Facility
                                                                                which are
                                                                              reflected in
                                                                              the financial
                                                                              statements of                           Total
                                                              Members'         each of the       Accumulated        Members'
                                                               Capital        three issuers        Deficit          Interest
                                                           ----------------  ----------------  ----------------  ----------------
                                                                                        (Unaudited)
Balance, December 31, 1998                                  $       219,299   $             -   $        (8,032)   $      211,267
Borrowings under the Credit Facility by other issuers                     -            (2,900)                -            (2,900)
Contribution of Note Payable-Affiliate to Parent                     15,338                 -                 -            15,338
Net loss for the six months ended June 30, 1999                           -                 -           (14,818)          (14,818)
                                                           ----------------  ----------------  ----------------  ----------------
Balance, June 30, 1999                                      $       234,637   $        (2,900)  $       (22,850)   $      208,887
                                                           ================  ================  ================  ================

  The accompanying notes are an integral part of these financial statements.

                         AVALON CABLE OF MICHIGAN LLC

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                                                       For the Six
                                                                                                      Months Ended
                                                                                                        June 30,
                                                                                                          1999
                                                                                                     ---------------
                                                                                                       (Unaudited)
Cash flows from operating activities
       Net loss                                                                                         $    (14,818)
       Adjustments to reconcile net loss to net cash provided by operating activities:
             Depreciation and amortization                                                                    20,483
       Net change in certain assets and liabilities, net of business acquisitions
             Increase in accounts receivable                                                                    (626)
             Decrease in other assets, net                                                                         -
             Increase in prepayment and other current assets                                                     523
             Increase in accounts payable and accrued expenses                                                 2,471
             Increase in deferred revenue                                                                        298
             Increase in receivable--affiliate                                                                     -
             Decrease in payable--affiliate                                                                   (2,745)
             Decrease in deferred income taxes, net                                                           (1,362)
                                                                                                     ---------------

                   Net cash provided by operating activities                                                   4,224
                                                                                                     ---------------

Cash flow from investing activities:
       Additions to property, plant and equipment                                                             (5,547)
       Payment for acquisitions, net                                                                         (37,386)
                                                                                                     ---------------

                   Net cash used in investing activities                                                     (42,933)
                                                                                                     ---------------

Cash flow from financing activities:
       Increase in note payable--affiliate                                                                       167
       Proceeds from borrowings under the Credit Facility                                                     33,600
                                                                                                     ---------------

                   Net cash provided by financing activities                                                  33,767
                                                                                                     ---------------

Net decrease in cash                                                                                          (4,942)
Cash at beginning of the period                                                                                9,071
                                                                                                     ---------------

                   Cash at end of the period                                                          $        4,129
                                                                                                     ===============

Non-cash investing and financing activity:
       In-substance distribution of proceeds from a portion of the credit facility which are
       reflected in the financial statements of each of the three issuers                             $        2,900
                                                                                                     ===============

       Assumption of note payable--affiliate by Parent representing additional contribution
         to equity                                                                                    $       15,338
                                                                                                     ===============

   The accompanying notes are an integral part of these financial statements.

                         AVALON CABLE OF MICHIGAN LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share data)

1.   Description of Business

     Avalon Cable of Michigan LLC (the "Company") was formed in October 1998, pursuant to the laws of Delaware, as a wholly-owned subsidiary of Avalon Cable LLC, for the purpose of acquiring, operating and developing cable television systems in mid-sized suburban and exurban markets. The Company was formed to facilitate the organization of Avalon Cable LLC and to operate the Michigan cluster after the contemplated reorganization in March 1999 as discussed below.

     As a result of the reorganization between entities under common control, the Company accounted for the reorganization similar to a pooling-of-interests. Under the pooling-of-interests method, the results of operations for the Company include the results of operations from the date of June 2, 1998 (inception) of Avalon Cable of Michigan, Inc. and the date of acquisition of the completed acquisitions.

     Avalon Cable of Michigan, Inc. was formed in June 1998, pursuant to the laws of the state of Delaware, as a wholly-owned subsidiary of Avalon Cable of Michigan Holdings, Inc. ("Michigan Holdings"). On June 3, 1998, Avalon Cable of Michigan, Inc. entered into an Agreement and Plan of Merger (the "Agreement") among Avalon Cable of Michigan, Inc., Michigan Holdings and Cable Michigan, Inc. ("Cable Michigan"), pursuant to which Avalon Cable of Michigan, Inc. will merge into Cable Michigan and Cable Michigan will become a wholly-owned subsidiary of Michigan Holdings (the "Merger"). As part of the Merger, the name of Cable Michigan was changed to Avalon Cable of Michigan, Inc.

     In accordance with the terms of the Agreement, each share of common stock, par value of $1.00 per share ("common stock"), of Cable Michigan outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by Michigan Holdings or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments.

     In conjunction with the acquisition of Cable Michigan, Avalon Cable of Michigan, Inc. acquired Cable Michigan's 62% ownership interest in Mercom, Inc. ("Mercom").

     On November 6, 1998, Avalon Cable of Michigan, Inc. completed the Merger. The total consideration paid in conjunction with the Merger, including fees and expenses is $431,629, including repayment of all existing Cable Michigan indebtedness and accrued interest of $135,205. The Agreement also permitted the Company to agree to acquire the remaining shares of Mercom that it did not own.

     Michigan Holdings contributed $137,375 in cash to Avalon Cable of Michigan, Inc., which was used to consummate the Merger. On November 5, 1998, Michigan Holdings received $105,000 in cash in exchange for promissory notes to lenders (the "Bridge Agreement"). On November 6, 1998, Michigan Holdings contributed the proceeds received from the Bridge Agreement and an additional $35,000 in cash to Avalon Cable of Michigan, Inc. in exchange for 100 shares of common stock.

     On March 26, 1999, after the acquisition of Mercom (as described in Note
3), the Company completed a series of transactions to facilitate certain aspects of its financing between affiliated companies under common control. As a result of these transactions:

     . Avalon Cable of Michigan, Inc. contributed its assets and liabilities, excluding deferred tax liabilities, net, to Avalon Cable LLC in exchange for an approximate 88% voting interest in Avalon Cable LLC. Avalon Cable LLC contributed these assets and liabilities to its wholly-owned subsidiary, the Company.

     . The Company has become the operator of the Michigan cluster, replacing Avalon Cable of Michigan, Inc.

                         AVALON CABLE OF MICHIGAN LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share data)

     . The Company is an obligor on the Senior Subordinated Notes replacing Avalon Cable of Michigan, Inc., and

     . Avalon Cable of Michigan, Inc. is a guarantor of the obligations of the Company under the Senior Subordinated Notes. Avalon Cable of Michigan, Inc. does not have significant assets, other than its investment in Avalon Cable LLC at June 30, 1999.

     The Company provides cable services to various areas in the state of Michigan. The Company's cable systems offer customer packages for basic cable programming services which are offered at a per channel charge or packaged together to form a tier of services offered at a discount from the combined channel rate. The Company's cable systems also provide premium cable services to their customers for an extra monthly charge. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium cable services, which constitute the principal sources of revenue for the Company.

2.   Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

     These condensed financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 and notes thereto as included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") and declared effective with the SEC on July 22, 1999.

     The financial statements as of June 30, 1999 and for the three and six month periods then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments except for the acquisition of Cross Country Cable, LLC ("Cross Country"), Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. ("Nova Cable") Novagate Communication Corporation ("Novagate"), R/Com. L.C., the Mercom merger and the contribution of assets and liabilities by Avalon Cable of Michigan, Inc.) necessary to present fairly the financial information included therein.

3.   Merger

     The Merger agreement between Michigan Holdings and Avalon Cable of Michigan, Inc. permitted Avalon Cable of Michigan, Inc. to agree to acquire the 1,822,810 shares (approximately 38% of the outstanding stock) of Mercom that it did not own (the "Mercom Acquisition"). On September 10, 1998 Avalon Cable of Michigan, Inc. and Mercom entered into a definitive agreement (the "Mercom Merger Agreement") providing for the acquisition by Avalon Cable of Michigan, Inc. of all such shares at a price of $12.00 per share. Avalon Cable of Michigan, Inc. completed this acquisition in March 1999. The total estimated consideration paid in conjunction with the Mercom Acquisition, excluding fees and expenses was $21,900. The purchase price was allocated as follows: approximately $13,800 to minority interests, $1,170 to property, plant and equipment, $6,700 to cable franchises and the excess of consideration paid over the fair market value of the net assets acquired, or goodwill, of $240.

     In March 1999, the Company acquired the cable television systems of Nova Cable for approximately $7,800, excluding transaction fees.

     On March 26, 1999, the Company acquired the assets of R/Com, L.C., for a total purchase price of approximately $450.

     In January 1999, the Company acquired all of the issued and outstanding common stock of Cross Country for a purchase price of approximately $2,500, excluding transaction fees.

                         AVALON CABLE OF MICHIGAN LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share data)

     The acquisitions have been accounted for as purchases and the results of the companies acquired have been included in the accompanying financial statements since their acquisition dates. Accordingly, the consideration was allocated to the net assets based on their respective fair market values. The excess of the consideration paid over the estimated fair market values of the net assets acquired, or goodwill, was $11,041 and is being amortized using the straight line method over 15 years.

4.   Note Payable - Affiliate

     In 1998, the Company received cash from Avalon Cable Finance, Inc., an affiliated entity, to assist in the funding of certain acquisitions in exchange for a promissory note. In April 1999, Avalon Cable LLC, the parent, assumed the obligations outstanding under the note payable as an additional contribution to equity in the Company.

5.   Income Taxes

     Upon the closure of the Mercom merger, Mercom was dissolved as a separate taxable entity which resulted in a change in tax status from a taxable entity to a nontaxable entity. As a result, the Company recognized a tax benefit of $1,362 in its results of operations and eliminated its deferred taxes, net in the balance sheet.

6.   In-substance distribution of proceeds from Credit Facility

     The additional borrowings under the Credit Facility of $2,900 by Avalon Cable of New England LLC, an affiliated entity under common control, are reflected in the Company's financial statements as well as a charge to equity representing an in-substance distribution of the proceeds from the Credit Facility since all three of the co-issuers are severally and jointly liable for this debt. The Company has accrued interest on the outstanding balance. When Avalon Cable of New England LLC makes an interest payment, the Company will reduce accrued interest payable and record an in-substance contribution to equity.

7.   Commitment and Contingencies

     In connection with the acquisition of Mercom, former shareholders of Mercom holding approximately 731,894 Mercom common shares or approximately 15.3% of all outstanding Mercom common shares gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former shareholders of Mercom holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Court of Chancery in the State of Delaware. With respect to 209,893 of the total number of shares for which the Company received notice, the Company received the notice of election from beneficial holders of Mercom common shares and not from holders of record. The Company believes that the notice with respect to the 209,893 shares did not comply with Delaware law and is ineffective. The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company since the Company does not know the extent to which these former shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and accept the consideration payable in the Mercom merger. If these former shareholders continue to pursue their appraisal rights and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from our acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. The Company could also be ordered by the Delaware court to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay their own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of our merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure you that the ultimate outcome would not have a material adverse effect on the Company.

                         AVALON CABLE OF MICHIGAN LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share data)

     The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, and the Telecommunications Act of 1996. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be further additional challenges to its rates.

     In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

8.   Pending Merger

     In May 1999, the Company signed an agreement with Charter Communications, Inc. ("Charter Communications") under which Charter Communications agreed to purchase the Company's cable television systems and assume some of their debt. The acquisition by Charter Communication is subject to regulatory approvals. The Company expects to consummate this transaction in the fourth quarter of 1999.

     This agreement, if closed, would constitute a change in control under the indentures pursuant to which the Senior Subordinated Notes (the "Notes") were issued. The Indentures provide that upon the occurrence of a change of control (a "Change of Control") each holder of the Notes has the right to require the Company to purchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereon plus accrued and unpaid interest and Liquidated Damages (as defined in the Indentures) thereof, if any, to the date of purchase.

     This agreement, if closed, would represent a Change of Control which, on the closing date, constitutes an event of default under the Credit Facility giving the lender the right to terminate the credit commitment and declare all amounts outstanding immediately due and payable. Charter Communications has agreed to repay all amounts due under the Credit Facility or cause all events of default under the Credit Facility arising from the Change of Control to be waived.

               AVALON CABLE OF NEW ENGLAND LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                                          December 31,         June 30,
                                                                                               1998              1999
                                                                                          ---------------   --------------
                                                                                                             (Unaudited)
Assets
Current assets
       Cash                                                                                $          217    $         679
       Subscriber receivables, less allowance for doubtful accounts of $70 and $147                   847              264
       Prepaid expenses and other current assets                                                      121              138
                                                                                          ---------------   --------------

                      Total current assets                                                          1,185            1,081
       Property, plant and equipment, net                                                           6,310            7,116
       Note receivable--affiliate                                                                  15,171                -
       Intangible assets, net                                                                      37,225           40,073
                                                                                          ---------------   --------------

                      Total assets                                                         $       59,891    $      48,270
                                                                                          ===============   ==============


Liabilities and Members' Interest
Current liabilities
       Current portion of long-term debt                                                   $           20    $          25
       Accounts payable and accrued expenses                                                          908              974
       Accounts payable, net--affiliate                                                               281            1,544
       Deferred revenue                                                                               717              324
       Accrued interest                                                                             4,605            4,408
                                                                                          ---------------   --------------

                      Total current liabilities                                                     6,531            7,275
Long-term debt                                                                                    291,455          327,955
Notes payable--affiliate                                                                            3,341                -
                                                                                          ---------------   --------------

                      Total liabilities                                                           301,327          335,230
                                                                                          ---------------   --------------

Commitments and contingencies (Note 7)
Members' Interest
       Members' capital                                                                            67,662           71,003
       In-substance distribution of proceeds from Senior Subordinated Notes and a portion of the Credit Facility which are reflected in the financial
          statements of each of the three issuers                                                (284,405)        (318,005)
       In-substance contribution representing payment of accrued interest on the
          Senior Subordinated Notes and the Credit Facility which are reflected in
          the financial statements of each of the three issuers                                         -           15,677
       Accumulated deficit                                                                        (24,693)         (55,635)
                                                                                          ---------------   --------------

                      Total members' interest                                                    (241,436)        (286,960)
                                                                                          ---------------   --------------

                      Total liabilities and members' interest                              $       59,891    $      48,270
                                                                                          ===============   ==============

  The accompanying notes are an integral part of these financial statements.

               AVALON CABLE OF NEW ENGLAND LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (in thousands)

                                                      For the Three Months Ended           For the Six Months Ended
                                                       June 30,        June 30,            June 30,        June 30,
                                                         1999            1998                1999            1998
                                                     --------------  --------------     ---------------  --------------
                                                              (Unaudited)                        (Unaudited)
Revenue
         Basic services                              $       2,016   $         131      $        3,999   $         131
         Premium services                                      216              15                 381              15
         Other                                                 786               8                 978               8
                                                     ------------------------------     -------------------------------

                Total revenues                               3,018             154               5,358             154
Operating expenses
         Selling, general and administrative                   759              21               1,209              21
         Programming                                           587              39               1,145              39
         Technical and operations                              512              17                 835              17
         Depreciation and amortization                         848              53               1,594              53
                                                     ------------------------------     -------------------------------

Income from operations                                         312              24                 575              24
Other income (expense)
         Interest income                                         -               -                 167               -
         Interest expense                                   (7,795)             (5)            (16,346)             (5)
                                                     ------------------------------     -------------------------------

                Net income (loss)                    $      (7,483)  $          19      $      (15,604)  $          19
                                                     ==============================     ===============================

 The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CABLE OF NEW ENGLAND LLC AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                                (in thousands)

                                                                For the Six Months Ended June 30, 1999 (unaudited)
                                             --------------------------------------------------------------------------------------

                                                              In-substance           In-substance
                                                            distribution of          contribution
                                                             proceeds from     representing payment of
                                                          Senior Subordinated  accrued interest on the
                                                          Notes and a portion    Senior Subordinated
                                                             of the Credit       Notes and the Credit
                                                           Facility which are     Facility which are
                                                            reflected in the       reflected in the
                                                               financial       financial statements of                   Total
                                               Members'    statements of each     each of the three      Accumulated    Members'
                                               Capital    of the three issuers         issuers             Deficit      Interest
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1998                   $  67,662    $           (284,405)    $                -    $   (24,693)   $ (241,436)
Cancellation of note payable to Parent           3,341                       -                      -              -         3,341
Additional borrowings under Credit Facility
    by other issuers                                 -                 (33,600)                     -              -       (33,600)
Payment of interest on Senior Subordinated
    Notes and Credit Facility                        -                       -                 15,677              -        15,677
Contribution of note receivable from
    affiliate to Parent representing
    dividend                                         -                       -                      -        (15,338)      (15,338)
Net income for the six months ended
    June 30, 1999                                    -                       -                      -        (15,604)      (15,604)
                                             --------------------------------------------------------------------------------------
Balance, June 30, 1999                       $  71,003    $           (318,005)    $           15,677    $   (55,635)   $ (286,960)
                                             ======================================================================================

 The accompanying notes are an integral part of these consolidated financial statements

               AVALON CABLE OF NEW ENGLAND LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                                                     For the Six      For the Six
                                                                                                    Months Ended      Months Ended
                                                                                                      June 30,          June 30,
                                                                                                        1998              1999
                                                                                                   ----------------  ---------------
                                                                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities
         Net income (loss)                                                                               $      19      $   (15,604)
         Adjustments to reconcile net income (loss) to net cash provided by operating activities
                    Depreciation and amortization                                                               53            1,594
         Changes in operating assets and liabilities
                    Decrease in subscriber and other receivables                                                22              873
                    Increase in prepaid expenses and other assets                                              (16)            (144)
                    Increase in accounts payable and accrued expenses                                           94              228
                    Increase in accounts payable, net--affiliate                                                 -            1,262
                    Increase in accrued interest                                                                58           15,481
                    Increase in deferred revenue                                                              (152)            (592)
                    Increase in note receivable                                                                  -             (167)
                                                                                                   ----------------  ---------------

                          Net cash provided by operating activities                                             78            2,931
                                                                                                   ----------------  ---------------

Cash flows from investing activities
         Payments for acquisition                                                                           (8,187)          (5,134)
         Capital expenditures                                                                                 (101)            (235)
                                                                                                   ----------------  ---------------

                          Net cash used in investing activities                                             (8,288)          (5,369)
                                                                                                   ----------------  ---------------

Cash flows from financing activities
         Proceeds from the issuance of long-term debt                                                        6,700            2,900
         Capital contribution                                                                                1,062                -
         Proceeds from notes payable-affiliate                                                                 733                -
                                                                                                   ----------------  ---------------
                          Net cash provided by financing activities                                          8,495            2,900
                                                                                                   ----------------  ---------------

Net increase in cash                                                                                           285              462
Cash at beginning of the period                                                                                  -              217
                                                                                                   ----------------  ---------------

                          Cash at end of the period                                                $           285   $          679
                                                                                                   ================  ===============

Non-cash investing and financing activities:
         Cancellation of note payable--affiliate                                                   $             -   $        3,341
                                                                                                   ================  ===============

         Additional in-substance distribution of proceeds from borrowings on the
           Credit Facility related to Avalon Michigan borrowings reflected in
           the financial statements of each of the issuers                                         $             -   $       33,600
                                                                                                   ================  ===============

         Payment of accrued interest on the Senior Subordinated Notes and the
           Credit Facility related to Avalon Michigan borrowings reflected in
           the financial statements of each of the issuers                                         $             -   $       15,677
                                                                                                   ================  ===============

         Contribution of note receivable--affiliate to Parent representing dividend                $             -   $       15,338
                                                                                                   ================  ===============

 The accompanying notes are an integral part of these consolidated financial statements

               AVALON CABLE OF NEW ENGLAND LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share data)


1.   Description of Business

     Avalon Cable of New England LLC (the "Company") was formed in Delaware in September 1997, and is a wholly-owned subsidiary of Avalon Cable LLC (the "Parent").

     The Company commenced operations in May 1998 and provides cable television service to the western New England area. The Company's cable television systems offer customer packages of basic and premium cable programming services which are offered at a per channel charge or are packaged together to form a tier of services offered at a discount from the combined channel rate. The Company's cable television systems also provide premium television services to their customers for an extra monthly charge. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium television services, which constitute the principle sources of revenue for the Company.

     In the first quarter of 1999, the Company formed Avalon.com LLC ("Avalon.com"), a wholly-owned subsidiary. Avalon.com plans to provide internet services to customers in the New England and Michigan cable areas served by the Company and Avalon Cable of Michigan LLC, a wholly-owned subsidiary of the Parent.

2.   Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

     The consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiary Avalon.com LLC which was formed on January 21,1999.

     These condensed financial statements should be read in conjunction with the Company's audited financial statements at December 31, 1998 and the notes thereto as included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") and declared effective with the SEC on July 22, 1999.

     The financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments necessary to present fairly the financial information included therein.

3.   Acquisitions

     The Company through its wholly-owned subsidiary, Avalon.com LLC, acquired Novagate Communication Corporation ("Novagate") for a purchase price of $2,900 on March 11, 1999 and Traverse Internet ("Traverse") for $2,400 on April 1, 1999.

     The acquisitions have been accounted for as purchases and the results of Novagate and Traverse have been included in the accompanying financial statements since the date of the acquisitions. Accordingly, the consideration was allocated to the net assets based on their respective fair market values. The excess of the consideration paid over the estimated fair market values of the net assets acquired, or goodwill, was $4,586 and is being amortized using the straight line method over 15 years.

     In July 1999, the Company acquired all of the cable systems of Taconic Technology Corporation for approximately $8,525.

4.   Note receivable--affiliate

     In 1998, the Company loaned cash to Avalon Cable of Finance, Inc., an affiliated entity, to assist in the funding of certain acquisitions by affiliated entities in exchange for a promissory note. In April 1999, the Company contributed the balance outstanding on the note receivable to its Parent in the form of a dividend.

               AVALON CABLE OF NEW ENGLAND LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share data)


5.   Note payable--affiliate

     In 1998, the Company received $3,341 from Avalon Cable Holdings LLC, an affiliated company under common control, to fund certain acquisitions. In consideration for this amount, the Company executed a note payable to Avalon Cable Holdings LLC. In March 1999, pursuant to a plan of reorganization by the Company and affiliated companies under common control, the note payable was canceled in exchange for equity in the Company.

6. In-substance distribution of proceeds from the Senior Subordinated Notes and Credit Facility and In-substance contribution from payment of accrued interest

     The additional borrowings under the Credit Facility of $33,600 by Avalon Cable of Michigan LLC, an affiliated entity under common control, are reflected in the Company's financial statements as well as a charge to equity representing an in-substance distribution of the proceeds from the Credit Facility since all three of the issuers are severally and jointly liable for this debt. The Company has accrued interest on the outstanding balance.

     The payment of interest by Avalon Cable of Michigan LLC of $15,677 is reflected in the Company's financial statements as a reduction of the accrued interest as well as a credit to equity representing an in-substance contribution to equity.


7.   Commitments and Contingencies

     Legal Matters

     The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, and the Telecommunications Act of 1996. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be further additional challenges to its rates.

     From time to time, the Company is also involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the operations, cash flows or financial position of the Company.

8.   Pending Merger

     In May 1999, the Company signed an agreement with Charter Communications Inc., ("Charter Communications") under which Charter Communications agreed to purchase Avalon Cable LLC's cable television systems and assume some of their debt. The acquisition by Charter Communication is subject to regulatory approvals. We expect to consummate this transaction in the fourth quarter of 1999.

     This agreement, if closed, would constitute a change in control under the Indenture pursuant to which the Senior Subordinated Notes (the "Notes") were issued. The Indenture provides that upon the occurrence of a change of control of the Company (a "Change of Control") each holder of the Notes has the right to require the Company to purchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereon plus accrued and unpaid interest and Liquidated Damages (as defined in the Indentures) thereof, if any, to the date of purchase.

     This agreement, if closed, would represent a Change of Control which, on the closing date, constitutes an event of default under the Credit Facility giving the lender the right to terminate the credit commitment and declare all amounts outstanding immediately due and payable. Charter Communications has agreed to repay all amounts due under the Credit Facility or cause all events of default under the Credit Facility arising from the Change of Control to be waived.

                          AVALON CABLE FINANCE, INC.

                                BALANCE SHEET
                      (in thousands except share amounts)

                                                                                           December 31,        June 30,
                                                                                               1998              1999
                                                                                          ----------------  ----------------
                                                                                                              (Unaudited)
Assets
Deferred financing costs                                                                  $         6,421   $         5,639
Note receivable--affiliate                                                                         15,171                --
                                                                                          ----------------  ----------------

        Total assets                                                                      $        21,592   $         5,639
                                                                                          ================  ================

Liabilities and Stockholder's Equity
Current liabilities:
Accrued interest                                                                          $         4,484   $         4,289
                                                                                          ----------------  ----------------

        Total current liabilities                                                                   4,484             4,289
Long-term debt                                                                                    290,875           327,375
Note payable--affiliate                                                                            15,171                --
                                                                                          ----------------  ----------------

        Total liabilities                                                                         310,530           331,664
                                                                                          ----------------  ----------------

Stockholder's equity:
Common stock, par value of $.01; authorized 1,000 shares; issued 100 shares
In-substance distribution of proceeds from Senior Subordinated Notes and Credit
  Facility which are reflected in the financial statements of each of the three issuers          (284,405)         (320,905)
In-substance contribution representing payment of accrued interest on the Senior
  Subordinated Notes and the Credit Facility which are reflected in the
  financial statements of each of the three issuers                                                     -            15,677
Accumulated deficit                                                                                (4,533)          (20,797)
                                                                                          ----------------  ----------------

Total stockholder's equity                                                                       (288,938)         (326,025)
                                                                                          ----------------  ----------------

        Total liabilities and stockholder's equity                                        $        21,592   $         5,639
                                                                                          ================  ================

  The accompanying notes are an integral part of these consolidated financial statements.

                          AVALON CABLE FINANCE, INC.

                            STATEMENT OF OPERATIONS
                     (in thousands except per share data)

                                                         For the               For the
                                                      Three Months            Six Months
                                                          Ended                 Ended
                                                      June 30, 1999         June 30, 1999
                                                     -----------------     -----------------
                                                       (Unaudited)           (Unaudited)
Revenues                                             $              -      $              -
Operating expenses                                                  -                     -
                                                     -----------------     -----------------

         Income from operations                                     -                     -
                                                     -----------------     -----------------

Other income (expense):
         Interest income                                            -                   167
         Interest expense                                      (7,788)              (16,431)
                                                     -----------------     -----------------

                Net loss                             $         (7,788)     $        (16,264)
                                                     =================     =================

  The accompanying notes are an integral part of these consolidated financial statements.

                          AVALON CABLE FINANCE, INC.

                 STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                     (in thousands except per share data)

                                              For the Six Months Ended June 30, 1999 (Unaudited)
                               ----------------------------------------------------------------------------
                                                                            In-substance
                                                                            contribution
                                                                            representing
                                                         In-substance        payment of
                                                        distribution of    accrued interest
                                                         proceeds from       on the Senior
                                                            Senior           Subordinated
                                                         Subordinated        notes and the
                                                       Notes and Credit     Credit Facility
                                                         Facility which        which are
                                                       are reflected in     reflected in the
                                                         the financial        financial
                                 Common                  statements of      statements of                           Total
                                 Shares      Common    each of the three   each of the three   Accumulated         Members'
                               Outstanding    Stock         issuers             issuers          Deficit           Interest
                               ---------------------------------------------------------------------------------------------
Balance, December 31, 1998             100        -       $    (284,405)         $         -     $  (4,533)      $ (288,938)
Additional borrowings under
  Credit Facility by other
  issuers                                -        -             (36,500)                   -             -          (36,500)
Payment of interest on
  on Senior Subordinated
  Notes and Credit Facility              -        -                   -               15,677             -           15,677
Net loss for the six months
     ended June 30, 1999                 -        -                   -                    -       (16,264)         (16,264)
                               ---------------------------------------------------------------------------------------------
Balance, June 30, 1999                 100   $    -       $    (320,905)         $    15,677     $ (20,797)      $ (326,025)
                               =============================================================================================

  The accompanying notes are an integral part of thes consolidated financial statements.

                          AVALON CABLE FINANCE, INC.
                            STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                                            For the Six
                                                                                                           Months Ended
                                                                                                             June 30,
                                                                                                               1999
                                                                                                           -------------
                                                                                                            (Unaudited)
Cash flows from operating activities
       Net loss                                                                                             $   (16,264)
       Amortization of deferred financing costs                                                                     782
       Adjustments to reconcile net loss to net cash provided by operating activities:
             Change in accrued interest                                                                          15,482
             Change in note payable--affiliate                                                                      167
             Change in note receivable--affiliate                                                                  (167)
                                                                                                            ------------

                  Net cash provided by operating activities                                                           -
                                                                                                            ------------

Increase in cash                                                                                                      -
Cash, beginning of the period                                                                                         -
                                                                                                            ------------

Cash, end of the period                                                                                     $         -
                                                                                                            ============

Non-cash investing and financing activities:
       In-substance distribution of proceeds from Senior Subordinated Notes and
         Credit Facility which are reflected in the financial statements of each
         of the issuers                                                                                     $    36,500
                                                                                                            ============

       In-substance contribution representing payment of interest on the Senior
         Subordinated Notes and Credit Facility which are reflected in the
         financial statements of each of the issuers                                                        $    15,677
                                                                                                            ============

       Exchange of note receivable and note payable with parent                                             $    15,338
                                                                                                            ============

The accompanying notes are an integral part of these consolidated financial statements.

                          AVALON CABLE FINANCE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                     (in thousands except per share data)


1.   Description of Business

     Avalon Cable Finance, Inc. (the "Company") was formed in October 1998, pursuant to the laws of Delaware, as a wholly-owned subsidiary of Avalon Cable Holdings Finance, Inc., for the sole purpose of facilitating financings associated with the acquisitions of various cable television companies. The Company conducts no other activities.

2.   Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

     These condensed financial statements should be read in conjunction with the Company's audited financial statements at December 31, 1998 and notes thereto as included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") and declared effective with the SEC on July 22, 1999.

     The financial statements as of June 30, 1999 and for the three and six month periods then ended are unaudited; however, in the opinion of management, such statements include all adjustments necessary to present fairly the financial information included therein.

3. In-substance distribution of proceeds form the Senior Subordinated Notes and Credit Facility and In-substance contribution from payment of accrued interest

     The additional borrowings under the Credit Facility of $33,600 by Avalon Cable of Michigan LLC and $2,900 by Avalon Cable of New England LLC, affiliated entities under common control, are reflected in the Company's financial statements as well as a charge to equity representing an in-substance distribution of the proceeds from the Credit Facility since all three of the issuers are severally and jointly liable for this debt. The Company has accrued interest on the outstanding balance.

     The payment of interest by Avalon Cable of Michigan LLC of $15,677 is reflected in the Company's financial statements as a reduction of the accrued interest as well as credit to equity representing an in-substance contribution to equity.

4.   Note receivable and note payable with affiliates

     In 1998, the Company received cash from Avalon Cable of New England LLC, an affiliated entity, in exchange for a promissory note. The Company then loaned the cash to Avalon Cable of Michigan LLC, an affiliated entity, to assist in the funding of certain acquisitions. In April 1999, Avalon Cable LLC, the parent, assumed the note payable of Avalon Cable of Michigan LLC and the note receivable from Avalon Cable of New England LLC and then exchanged the note receivable and note payable assumed with the Company effectively canceling the receivable and payable amongst the related parties.

5.   Pending Merger

     In May 1999, the Company signed an agreement with Charter Communications, Inc. ("Charter Communications") under which Charter Communications agreed to purchase Avalon Cable LLC's cable television systems and assume some of their debt. The acquisition by Charter Communication is subject to regulatory approvals. The Company expects to consummate this transaction in the fourth quarter of 1999.

     This agreement, if closed, would constitute a change in control under the Indenture pursuant to which the Senior Subordinated Notes (the "Notes") were issued. The Indenture provides that upon the occurrence of a change of control of the Company (a "Change of Control") each holder of the Notes has the right to require the Company to purchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereon plus accrued and unpaid interest and Liquidated Damages (as defined in the Indentures) thereof, if any, to the date of purchase.

     This agreement, if closed, would represent a Change of Control which, on the closing date, constitutes an event of default under the Credit Facility giving the lender the right to terminate the credit commitment and declare all amounts outstanding immediately due and payable.

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                                        December 31,         June 30,
                                                                                            1998              1999
                                                                                        --------------    --------------
                                                                                                            (Unaudited)
Assets
Current assets
        Cash                                                                                $    9,288        $    3,457
        Accounts receivable, net of allowance for doubtful accounts of $943 and $1,509           5,862             6,158
        Prepayments and other current assets                                                     1,388             1,121
        Accounts receivable from related parties                                                   124                 -
        Deferred income taxes                                                                      377                 -
                                                                                        --------------      ------------
              Total current assets                                                              17,039            10,736
        Property, plant and equipment, net                                                     111,421           116,587
        Intangible assets, net                                                                 462,117           470,041
        Deferred charges and other assets                                                        1,302             1,107
                                                                                        --------------   ---------------
              Total assets                                                                  $  591,879        $  598,471
                                                                                        ==============   ===============

Liabilities and Shareholders' Equity
Current liabilities
        Current portion of notes payable                                                    $       20        $       25
        Accounts payable and accrued expenses                                                   11,646            13,983
        Advance billings and customer deposits                                                   3,171            3, 136
        Accounts payable--affiliate                                                              2,023             3,160
                                                                                        --------------   ---------------
              Total current liabilities                                                         16,860            20,304
        Long-term debt                                                                         402,949           446,079
        Notes payable--affiliate                                                                 3,341                 -
        Deferred income taxes                                                                   80,811            70,152
                                                                                        --------------   ---------------
              Total liabilities                                                                503,961           536,535
                                                                                        --------------   ---------------
Commitments and contingencies (Note 5)
Minority Interest                                                                               61,836            45,627
                                                                                        --------------   ---------------
Shareholders' equity
        Common stock                                                                                 -                 -
        Additional paid-in capital                                                              35,000            35,000
        Accumulated deficit                                                                     (8,918)          (18,691)
                                                                                        --------------   ---------------
              Total stockholders' equity                                                        26,082            16,309
                                                                                        --------------  ----------------
              Total liabilities and shareholders' equity                                    $  591,879        $  598,471
                                                                                        ==============  ================

The accompanying notes are an integral part of these consolidated financial statements.

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (in thousands)

                                                                 For the Three Months Ended             For the Six Months Ended
                                                                 June 30,          June 30,            June 30,         June 30,
                                                                   1999              1998                1999             1998
                                                               --------------- -----------------      ------------- ----------------
                                                                         (Unaudited)                          (Unaudited)
Revenue
         Basic services                                          $      22,038   $           131        $    42,064   $         131
         Premium services                                                2,079                15              4,079              15
         Other                                                           3,075                 8              5,626               8
                                                               ---------------  -----------------     ------------- ----------------
                Total revenues
                                                                        27,192               154             51,769             154
Operating expenses
         Selling, general and administrative                             5,343                21              9,544              21
         Programming                                                     7,146                39             13,966              39
         Technical and operations                                        3,132                17              5,932              17
         Depreciation and amortization                                  11,257                53             22,096              53
                                                               ---------------  -----------------     ------------- ---------------
Income from operations                                                     314                24                231              24
Other income (expense)
         Interest income                                                   409                 -                708               -
         Interest expense                                              (11,516)               (5)           (23,246)             (5)
                                                               ---------------  -----------------     -------------   -------------
Income(loss) before income taxes                                       (10,793)               19            (22,307)             19
Benefit from income taxes                                                3,988                 -             10,180               -
                                                               ---------------  -----------------     --------------  -------------
Income (loss) before minority interest                                  (6,805)               19            (12,127)             19
Minority interest in loss of consolidated entity                         1,213                 -              2,354               -
                                                               ---------------  -----------------     --------------- -------------
         Net income (loss)                                       $      (5,592)  $            19        $    (9,773)  $          19
                                                               ===============  =================     =============== =============

The accompanying notes are an integral part of these consolidated financial statements.

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     (in thousands, except share amounts)

                                                                  For the Six Months Ended June 30, 1999 (Unaudited)
                                          ----------------------------------------------------------------------------------
                                              Common                         Additional                           Total
                                              Shares           Common          Paid-In       Accumulated      Shareholders'
                                           Outstanding          Stock          Capital         Deficit            Equity
                                          ---------------   -------------  --------------   -------------  -----------------
Balance, December 31, 1998                            100     $         -     $    35,000     $    (8,918)    $      26,082
Net loss for the six months ended
  June 30, 1999                                         -               -               -          (9,773)           (9,773)
                                          ----------------  -------------   --------------  ---------------  ---------------
Balance, June 30, 1999                                100     $         -     $    35,000      $  (18,691)    $      16,309
                                          ================  =============   ==============  ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                                      For the Six     For the Six
                                                                                                     Months Ended    Months Ended
                                                                                                       June 30,        June 30,
                                                                                                         1998            1999
                                                                                                    ---------------  -------------
                                                                                                      (Unaudited)     (Unaudited)
Cash flows from operating activities                                                                      $      19     $   (9,773)
       Net income (loss)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities
             Depreciation and amortization                                                                       53         22,096
             Accretion of Senior Discount Notes                                                                   -          6,630
             Increase (decrease) in minority interest                                                             -         (2,354)
       Net change in certain assets and liabilities, net of business acquisitions
             Increase in accounts receivables                                                                    22            247
             Increase in prepayment and other assets                                                            (16)           342
             Increase in accounts payable and accrued expenses                                                  152          2,440
             Increase in deferred revenue                                                                      (152)           (35)
             Increase in accounts payable, net--affiliate                                                         -          1,000
             Decrease in deferred income taxes, net                                                               -        (10,282)
                                                                                                    ---------------   ------------
                   Net cash provided by operating activities                                                     78         10,311
                                                                                                    ---------------   ------------
Cash flow from investing activities
       Additions to property, plant and equipment                                                              (101)        (9,881)
       Payment for acquisitions, net                                                                         (8,187)       (39,420)
                                                                                                    ---------------   ------------
                   Net cash used in investing activities                                                     (8,288)       (49,301)
                                                                                                    ---------------   ------------
Cash flow from financing activities
       Increase (decrease) in note payable--affiliate                                                           733         (3,341)
       Capital contribution                                                                                   1,062              -
       Proceeds from the issuance of the Credit Facility                                                      6,700         36,500
                                                                                                    ---------------   ------------
                   Net cash provided by financing activities                                                  8,495         33,159
                                                                                                    ---------------   ------------
Net increase in cash                                                                                            285         (5,831)
Cash at beginning of the period                                                                                   -          9,288
                                                                                                    ---------------   ------------
                   Cash at end of the period                                                              $     285     $    3,457
                                                                                                    ===============   ============

   The accompanying notes are integral part of these consolidated financial statements.

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share data)



1.        Description of Business

     Avalon Cable of Michigan, Inc. (the "Company") was formed in June 1998, pursuant to the laws of the state of Delaware, as a wholly-owned subsidiary of Avalon Cable of Michigan Holdings, Inc. ("Michigan Holdings"). On June 3, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") among the Company, Michigan Holdings and Cable Michigan, Inc. ("Cable Michigan"), pursuant to which the Company will merge into Cable Michigan and Cable Michigan will become a wholly-owned subsidiary of Michigan Holdings (the "Merger"). As part of the Merger, the name of Cable Michigan was changed to Avalon Cable of Michigan, Inc.

     In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share ("common stock"), of Cable Michigan outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by the Company or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments.

     In conjunction with the acquisition of Cable Michigan, the Company acquired Cable Michigan's 62% ownership interest in Mercom, Inc. ("Mercom").

     On November 6, 1998, the Company completed its merger. The total consideration paid in conjunction with the Merger, including fees and expenses is $431,629, including repayment of all existing Cable Michigan indebtedness and accrued interest of $135,205. The Agreement also permitted the Company to agree to acquire the remaining shares of Mercom that it did not own.

     Michigan Holdings contributed $137,375 in cash to the Company, which was used to consummate the Merger. On November 5, 1998, Michigan Holdings received $105,000 in cash in exchange for promissory notes to lenders (the "Bridge Agreement"). On November 6,1998, Michigan Holdings contributed the proceeds received from the Bridge Agreement and an additional $35,000 in cash to the Company in exchange for 100 shares of common stock.

     On November 6, 1998, Avalon Cable of New England Holdings, Inc. contributed its 100% interest in Avalon Cable of New England LLC ("Avalon New England") to Avalon Cable LLC in exchange for a membership interest in Avalon Cable LLC. This contribution was between entities under common control and was accounted for similar to a pooling-of-interests. Under this pooling-of-interests method, the results of operations for Avalon Cable LLC include the results of operations from the date of inception (September 4, 1997) of Avalon New England. On November 6, 1998, Avalon Cable LLC received $63,000 from affiliated entities, which was comprised of (i) a $45,000 capital contribution by Avalon Investors, LLC ("Avalon Investors") and (ii) a $18,000 promissory note from Avalon Cable Holdings LLC ("Avalon Holdings"), which was used to make a $62,800 cash contribution to Avalon New England.

     The cash contribution received by Avalon New England was used to (i) extinguish existing indebtedness of $29,600 and (ii) fund a $33,200 loan to Avalon Cable Finance, Inc. which matures on December 31, 2001.

     On December 10, 1998, Avalon Cable LLC received a dividend distribution from Avalon New England in the amount of $18,206, which was used by Avalon Cable LLC to pay off the promissory note payable to Avalon Holdings, plus accrued interest.

     On March 26,1999, after the acquisition of Mercom, (as described in Note 3) the Company completed a series of transactions to facilitate certain aspects of its financing between affiliated companies under common control. As a result of these transactions:

     . The Company contributed its assets and liabilities, excluding deferred tax liabilities, net, to Avalon Cable LLC in exchange for an approximate 88% voting interest in Avalon Cable LLC. Avalon Cable LLC contributed these assets and liabilities to its wholly-owned subsidiary, Avalon Cable of Michigan LLC ("Avalon Michigan LLC").

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share data)


     . Avalon Michigan LLC has become the operator of the Michigan cluster, replacing the Company.

     . Avalon Michigan LLC is an obligor on the Senior Subordinated Notes replacing the Company, and

     . The Company is a guarantor of the obligations of Avalon Michigan LLC under the Senior Subordinated Notes. The Company does not have significant assets, other than its investment in Avalon Cable LLC at June 30, 1999.

     . Michigan Holdings contributed the Senior Discount Notes to the Company who then contributed the notes to Avalon Cable LLC. Both the Company and Michigan Holdings became guarantors of the Senior Discount Notes. The company does not have significant assets other than its investment in Avalon Cable LLC.

     As a result of this reorganization between entities under common control, the Company accounted for the reorganization similar to a polling-of-interests. Under the pooling-of-interests method, the results of operations include the results of operations from the earliest date that a member becomes a part of the control group by inception or acquisition. For the Company, the results of operations are from the date of inception (September 4, 1997) for Avalon New England, a wholly-owned subsidiary of Avalon Cable LLC.

     The Company has a majority interest in Avalon Cable LLC. Avalon Cable LLC wholly owns Avalon Cable Holdings Finance, Inc. ("Avalon Holdings Finance") Avalon New England and Avalon Michigan LLC.

     Avalon Michigan LLC and Avalon New England provide cable services to various areas in the state of Michigan and the New England area, respectively. Avalon New England and Avalon Michigan LLC's cable systems offer customer packages for basic cable programming services which are offered at a per channel charge or packaged together to form a tier of services offered at a discount from the combined channel rate. Avalon New England and Avalon Michigan LLC's cable systems also provide premium cable services to their customers for an extra monthly charge. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium cable services, which constitute the principle sources of revenue for the Company.

     Avalon Holdings Finance was formed for the sole purpose of facilitating financings associated with the acquisitions of various cable operating companies. Avalon Holdings Finance conducts no other activities.

2.        Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

     These condensed financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 and notes thereto as included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") and declared effective with the SEC on July 22, 1999.

     The financial statements as of June 30,1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments except for the acquisition of Cross Country Cable, LLC ("Cross Country"), Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. ("Nova Cable") Novagate Communication Corporation ("Novagate"), Traverse

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share data)

Internet, R/Com. L.C., the Merger Acquisition and the contribution of assets and liabilities by the Company) necessary to present fairly the financial information included therein.

3.        Merger and Acquisition

     The Merger agreement between Michigan Holdings and the Company permitted the Company to agree to acquire the 1,822,810 shares (approximately 38% of the outstanding stock) of Mercom that it did not own (the "Mercom Acquisition"). On September 10, 1998 the Company and Mercom entered into a definitive agreement (the "Mercom Merger Agreement") providing for the acquisition by the Company of all of such shares at a price of $12.00 per share. The Company completed this acquisition in March 1999. The total estimated consideration payable in conjunction with the Mercom Acquisition, excluding fees and expenses was $21,900. The purchase price was allocated as follows: approximately $13,800 to the elimination of minority interest, $1,170 to property, plant and equipment, $6,700 to cable franchises and the excess of consideration paid over the fair market value of the net assets acquired, or goodwill, of $240.

     In March 1999, the Company, through its subsidiary, Avalon Michigan LLC, acquired the cable television systems of Nova Cable for approximately $7,800, excluding transaction fees.

     On January 21, 1999, the Company, through its subsidiary, Avalon New England, acquired Novagate for a purchase price of $2,900.

     On March 26, 1999, the Company, through its subsidiary, Avalon Michigan LLC, acquired the assets of R/Com, L.C., for a total purchase price of approximately $450.

     In January 1999, the Company, through its subsidiary Avalon Michigan LLC, acquired all of the issued and outstanding common stock of Cross Country for a purchase price of approximately $2,500, excluding transaction fees.

     On April 1 1999, the Company, through its subsidiary, Avalon New England, acquired Traverse Internet for $2,400.

     The acquisitions have been accounted for as purchases and the results of the companies acquired have been included in the accompanying financial statements since their acquisition dates. Accordingly, the consideration was allocated to the net assets based on their respective fair market values. The excess of the consideration paid over the estimated fair market values of the net assets acquired was $12,940 and is being amortized using the straight line method over 15 years.

     In July 1999, Avalon New England purchased all of the cable systems of Taconic Technology Corporation for approximately $8,525 (excluding transaction fees).

4.        Minority Interest

     The activity in minority interest for the six months ended June 30, 1999 is as follows:

                                                                         Avalon
                                                                          Cable
                                                          Mercom           LLC           Total
                                                        ------------   ------------   -------------
Balance at December 30, 1999                               $ 13,855       $ 47,981       $  61,836
Purchase of the minority interest of Mercom                 (13,855)             -         (13,855)
Loss allocated to minority interest                               -         (2,354)         (2,354)
                                                        ------------   ------------   -------------
                                                           $      -       $ 45,627       $  45,627
                                                        ============   ============   =============

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share data)

5.        Commitments and Contingencies

     In connection with the acquisition of Mercom, former shareholders of Mercom holding approximately 731,894 Mercom common shares or approximately 15.3% of all outstanding Mercom common shares gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former shareholders of Mercom holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Court of Chancery in the State of Delaware. With respect to 209,893 of the total number of shares for which the Company received notice, the Company received the notice of election from beneficial holders of Mercom common shares and not from holders of record. The Company believes that the notice with respect to the 209,893 shares did not comply with Delaware law and is ineffective. The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company since the Company does not know the extent to which these former shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and accept the consideration payable in the Mercom merger. If these former shareholders continue to pursue their appraisal rights and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from our acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. The Company could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay their own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of our merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure you that the ultimate outcome would not have a material adverse effect on the Company.

     The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, and the Telecommunications Act of 1996. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be further additional challenges to its rates.

     In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

6.        Pending Merger

     In May 1999, the Company signed an agreement with Charter Communications, Inc. ("Charter Communications") under which Charter Communications agreed to purchase the Company's cable television systems and assume some of their debt. The acquisition by Charter Communications is subject to regulatory approvals. The Company expects to consummate this transaction in the fourth quarter of 1999.

     This agreement, if closed, would constitute a change in control under the indentures pursuant to which the Senior Subordinated Notes and the Senior Discount Notes (collectively, the "Notes") were issued. The Indentures provide that upon the occurrence of a change of control (a "Change of Control") each holder of the Notes has the right to require the Company to purchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereon (or 101% of the accreted value for the Senior Discount Notes as of the date of purchase if prior to the full accretion date) plus accrued and unpaid interest and Liquidated Damages (as defined in the Indentures) thereof, if any, to the date of purchase.

     This agreement, if closed, would represent a Change of Control which, on the closing date, constitutes an event of default under the Credit Facility giving the lender the right to terminate the credit commitment and declare all amounts outstanding immediately due and payable. Charter Communications has agreed to repay all amounts due under the Credit Facility or cause all events of default under the Credit Facility arising from the Change of Control to be waived.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

Results of Operations

Overview
--------

     The following historical results of operations overview of Avalon Cable of Michigan LLC, Avalon Cable of New England LLC and Avalon Cable of Michigan, Inc. refer to their results of operations for the three months ended June 30, 1999 compared to the three months ended March 31, 1999. There were no operations for Avalon Cable of Michigan LLC in 1998 and there were minimal results of operations for Avalon Cable of New England LLC for the three and six months ended June 30, 1998 due to an acquisition closing late in the second quarter of 1998. As such, comparison of the current period results with the corresponding period in the prior year is not meaningful.

Avalon Cable of Michigan LLC
----------------------------

     On March 26, 1999, as part of the reorganization, Avalon Cable of Michigan LLC received the assets and liabilities of Avalon Cable of Michigan, Inc. Both companies are under common control. As a result, this contribution was accounted for similar to a pooling-of-interests.

     On November 6, 1998, Cable Michigan, Inc. ("Cable Michigan") merged with and into Avalon Cable of Michigan, Inc. and Avalon Cable of Michigan, Inc. commenced its operations. Therefore, the financial results for Cable Michigan for the period from November 6, 1998 to December 31, 1998 are reflected in the financial data for Avalon Cable of Michigan LLC. As part of this transaction, Avalon Cable of Michigan, Inc. acquired Cable Michigan's 62% ownership interest in Mercom.

     On March 26, 1999, Avalon Cable of Michigan, Inc. acquired the remaining minority interest in Mercom for approximately $21.9 million. During the quarter, Avalon Cable of Michigan, Inc. also acquired the cable television systems of Nova Cablevision and Cross Country Cable for $10.7 million in the aggregate.

     In March 1999, Avalon Cable of Michigan, Inc. and its affiliates completed a series of transactions to facilitate certain aspects of its financing. As a result of these transactions:

     . Avalon Cable of Michigan, Inc. contributed its assets and liabilities excluding deferred tax liabilities, net to Avalon Cable LLC in exchange for an approximate 88% voting interest in Avalon Cable LLC. Avalon Cable LLC contributed these assets and liabilities to its wholly-owned subsidiary, Avalon Cable of Michigan LLC.

     . Avalon Cable of Michigan, Inc. became a guarantor of the obligations of Avalon Cable of Michigan LLC under the senior subordinated notes. It does not have significant assets, other than its investment in Avalon Cable LLC.

Three months ended June 30, 1999 compared to the three months ended March 31,
1999

     Revenues for the three months ended June 30, 1999 were $24.2 million, an increase of $2.0 million, or 9%, as compared to revenues of $22.2 million for the three months ended March 31,1999. This increase is primarily related to 10,000 seasonal subscribers beginning service throughout the quarter; a system wide 8% rate increase effective in May on the tiered levels of service not including limited basic service; and the full quarter effect of additional revenues resulting from the Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. ("Nova Cable") and R/Com, L.C. acquisitions which closed on March 1, 1999 and March 26, 1999, respectively.

     Selling, general and administrative expenses were $4.5 million for the three months ended June 30, 1999, an increase of $0.8 million, or 22%, as compared to $3.7 million for the three months ended March 31, 1999. This increase was primarily related to the additional cost associated with the Nova Cable and R/Com, L.C. acquisitions.

     Programming expenses were $6.6 million for the three months ended June 30, 1999, an increase of $0.3 million, or 5%, as compared to $6.3 million for the three months ended March 31,1999. This increase was primarily related to the increased cost associated with the servicing of the additional subscribers as discussed above, during the three months ended June 30, 1999.

     Technical expenses were $2.6 million for the three months ended June 30,1999, an increase of $0.1 million, or 4%, as compared to $2.5 million for the three months ended March 31, 1999. This increase was primarily related to the additional operating cost associated with the Nova Cable and R/Com, L.C. acquisitions.

     Depreciation and amortization expense were $10.4 million for the three months ended June 30, 1999, an increase of $0.3 million, or 3%, as compared to $10.1 million for the three months ended March 31, 1999. This increase was primarily due to the full quarter effect of depreciation and amortization costs associated with the acquisitions made during the first quarter of 1999.

     Operating income was $0.1 million for the three months ended June 30, 1999, an increase of $0.4 million, or 133%, as compared to an operating loss of $(0.3) million for the three months ended March 31, 1999. This increase was primarily due to the increase in revenues for the quarter offset by increases in the operating expenses as discussed above.

     Interest expense, net was $7.8 million for the three months ended June 30, 1999, a decrease of $0.4 million, or 5%, compared to $8.2 million for the three months ended March 31, 1999. This decrease was primarily related to lower interest rates on the variable rate debt.

     Net loss was $7.7 million for the three months ended June 30, 1999, an increase of $0.5 million, or 7%, compared to a net loss of $7.2 million for the three months ended March 31, 1999. This increase was primarily due to the increased cost associated the full quarter effect of acquisitions closed during the first quarter of 1999.

Avalon Cable of New England LLC
-------------------------------

Three months ended June 30, 1999 compared to the three months ended March 31,
1999

     Revenues for the three months ended June 30, 1999 were $3.0 million, an increase of $0.7 million, or 30%, as compared to revenues of $2.3 million for the three months ended March 31,1999. This increase was primarily related to the acquisition of Traverse Internet and Novagate Communication Corporation ("Novagate") which closed on April 1, 1999 and March 1, 1999, respectively.

     Selling, general and administrative expenses were $0.8 million for the three months ended June 30, 1999, an increase of $0.3 million, or 60%, as compared to $0.5 million for the three months ended March 31, 1999. This increase was primarily related to the additional costs associated with the Traverse Internet and Novagate acquisitions.

     Programming expenses were $0.6 million for the three months ended June 30, 1999, which remained unchanged as compared to $0.6 million for the three months ended March 31,1999.

     Technical expenses were $0.5 million for the three months ended June 30,1999, an increase of $0.2, or 67%, as compared to $0.3 million for the three months ended March 31, 1999. This increase was primarily related to the additional costs associated with the Traverse Internet and Novagate acquisitions.

     Operating income was $0.3 million for the three months ended June 30, 1999, which was unchanged as compared to $0.3 million for the three months ended March 31, 1999.

     Interest expense, net was $7.8 million for the three months ended June 30, 1999, a decrease of $0.6 million, or 7%, compared to $8.4 million for the three months ended March 31, 1999. This decrease was primarily related to lower interest rates on the variable rate debt.

     Net loss was $7.5 million for the three months ended June 30, 1999, a decrease of $0.6 million, or 7%, compared to a net loss of $8.1 million for the three months ended March 31, 1999. This decrease was primarily a result of the reduction in interest expense as discussed above.

Avalon Cable of Michigan, Inc.
-----------------------------

On November 6, 1998, Cable Michigan merged with and into Avalon Cable of Michigan, Inc. and Avalon Cable of Michigan, Inc. commenced its operations. Therefore, the financial and other data for Cable Michigan for the period November 6, 1998 to December 31, 1998 are reflected in the financial and other data for Avalon Cable of Michigan, Inc.

     On March 26, 1999, Avalon Cable of Michigan, Inc. acquired the remaining minority interest of Mercom for approximately $21.9 million. During the quarter, Avalon Cable of Michigan, inc. also acquired the cable television systems of Nova Cablevision and Cross Country Cable for $10.7 million.

     In March 1999, after the acquisition of Mercom, Inc., Avalon Cable of Michigan, Inc. and its affiliates completed a series of transactions to facilitate certain aspects of its financing. As a result of these transactions:

          . Avalon Cable of Michigan, Inc. contributed its assets and liabilities excluding deferred tax liabilities net to Avalon Cable LLC in exchange for an approximate 88% voting interest in Avalon Cable LLC. Avalon Cable LLC contributed these assets and liabilities to its wholly-owned subsidiary, Avalon Cable of Michigan LLC.

          . Avalon Cable of Michigan, Inc. is a guarantor of the obligations of Avalon Cable LLC under the senior discount notes and a guarantor of Avalon Cable of Michigan LLC's obligation under the senior subordinated notes and the credit facility. Avalon Cable of Michigan, Inc. does not have significant assets, other than their investments in Avalon Cable LLC.

          . The reorganization was among entities under common control and was accounted for similar to a pooling-of-interests.

Three months ended June 30, 1999 compared to the three months ended March 31,
1999

     Revenues for the three months ended June 30, 1999 were $27.2 million, an increase of $2.6 million, or 11%, as compared to revenues of $24.6 million for the three months ended March 31,1999. This increase is primarily related to 10,000 seasonal subscribers beginning service throughout the quarter; a system wide 8% rate increase on the tiered levels of service not including limited basic service that was effective in May; and the full quarter effect of additional revenues resulting from the following acquisitions: Traverse Internet (acquired April 1, 1999), Novagate (acquired March 1, 1999), Nova Cable (acquired March 1, 1999) and R/Com, L.C. (acquired March 26, 1999).

     Selling, general and administrative expenses were $5.3 million for the three months ended June 30, 1999, an increase of $1.1 million, or 26%, as compared to $4.2 million for the three months ended March 31, 1999. This increase was primarily related to the additional operating costs resulting from the Traverse Internet and Novagate acquisitions.

     Programming expenses were $7.1 million for the three months ended June 30, 1999, an increase of $0.3 million, or 4%, as compared to $6.8 million for the three months ended March 31,1999. This increase was primarily related to the increased cost associated with the servicing of the additional subscribers as discussed above, during the three months ended June 30, 1999.

     Technical expenses were $3.1 million an increase of $0.3 million, or 11%, as compared to $2.8 million for the three months ended March 31, 1999. This increase was primarily due to additional operating costs resulting from the Nova Cable and R/Com, L.C. acquisitions.

     Operating income before depreciation and amortization and non-recurring expenses was $11.5 million for the three months ended June 30, 1999, an increase of $0.7 million, or 6%, as compared to $10.8 million for the three months ended March 31, 1999. This increase was primarily due to the increase in revenues for the quarter offset by increases in selling, general and administrative expenses, programming expenses and technical expenses as discussed above.

     Depreciation and amortization expense were $11.3 million for the three months ended June 30, 1999, an increase of $0.5 million, or 5%, as compared to $10.8 million for the three months ended March 31, 1999. This increase was primarily due to the full quarter effect of depreciation and amortization costs associated with the acquisitions made during the first and second quarters of 1999.

     Interest expense, net was $11.1 million for the three months ended June 30, 1999, a decrease of $0.3 million, or 3%, compared to $11.4 million for the three months ended March 31, 1999. This decrease was primarily related to lower interest rates on the variable rate debt.

     Net loss was $5.6 million for the three months ended June 30, 1999, an increase of $1.4 million, or 33%, compared to $4.2 million for the three months ended March 31, 1999. This increase was primarily due to the decline in tax benefit recognized in the second quarter compared to the first quarter. The higher tax benefit recognized in the first quarter resulted primarily from a write-off of deferred taxes of approximately $1.4 million relating to Mercom, inc. for the change in tax status.


Liquidity and Capital Resources

     The cable television business generally requires substantial capital for the construction, expansion, upgrade and maintenance of the delivery system. In addition, we have pursued, and will continue to pursue, a business strategy that includes selective acquisitions. We have funded our acquisitions, capital expenditures and working capital requirements to date through a combination of secured and unsecured borrowings and equity contributions. We intend to use the amounts available under the credit facility, future debt and equity financings and internally generated funds to finance our working capital requirements, capital expenditures and future acquisitions.

     Over the next five years, we intend to spend approximately $76 million to upgrade our existing systems. These capital expenditures are expected to consist of:

     . approximately $45 million to upgrade the bandwidth capacity of these systems and to employ additional fiber in the related cable plant.

     .    approximately $16 million for ongoing maintenance and replacement and

     . approximately $15 million for installations and extensions to the related cable plant required as a result of growth in our subscriber base.

Upon the completion of our planned upgrades, virtually all of the cable plant included in these systems will have a bandwidth capacity of 450 MHz or greater and approximately 85% will have a bandwidth capacity of 550 MHz or greater.

     Our financing at the time we completed the acquisition of Cable Michigan consisted of the credit facility, the bridge credit facility, the subordinated bridge facility and a new equity investment of approximately $80.0 million. We used the funds obtained in the initial financing to consummate the merger with Cable Michigan, Inc., to refinance existing Cable Michigan, Inc. indebtedness and existing Avalon Cable of New England LLC indebtedness and to pay fees and expenses. The net proceeds of the senior subordinated note offering and the senior discount note offering were used principally to repay approximately:

     .    $125.0 million of borrowings under the credit facility,

     .    $105.0 million of borrowings under the bridge credit facility and

     .    $18.0 million of borrowings under the subordinated bridge facility,

together in each case with accrued interest.

After giving effect to the foregoing, the bridge credit facility was paid in full and terminated and there were no amounts outstanding under the subordinated bridge facility.

     At June 30, 1999, Avalon Cable of Michigan LLC, Avalon Cable of New England LLC and Avalon Cable Finance, Inc. had approximately $327.4 million , $327.9 million and $327.4 million of senior indebtedness outstanding, respectively.

          Under the credit facility at June 30, 1999, the issuers have:

          . a $30.0 million revolving credit facility with $18.5 million available, and

          . senior term loan facilities consisting of a $120.9 million term loan facility which matures on October 31, 2005 and a $170.0 million term loan facility which matures on October 31, 2006.

     No additional borrowings may be made under the senior term loan facilities. Borrowings under the revolving credit facility are available for working capital purposes, capital expenditures and pending and future acquisitions. The revolving credit facility terminates, and all amounts outstanding thereunder are payable, on October 31, 2005. In addition, the credit facility provides for up to $75.0 million in an uncommitted acquisition facility. Borrowings under the credit facility are guaranteed by each of Avalon Cable LLC, Avalon Cable Finance, Avalon Cable Holdings and Avalon Cable of New England Holdings, Inc. The credit facility is secured by substantially all of the assets of the issuers in which a security interest may be granted.

     The issuers are wholly-owned subsidiaries of the holding companies. The holding companies have no significant assets other than their investment in the issuers. The primary source of funds for the holding companies, including funds required to make payments of interest on the senior discount notes, will be dividends and other advances and transfers from the issuers. The issuers' ability to make dividends and other advances and transfers is subject to certain restrictions under the credit facility, the indenture governing the senior subordinated notes and other agreements to which the issuers become a party. A payment default under the indenture governing the senior discount notes would constitute an event of default under the credit facility, and could result in the acceleration of the indebtedness thereunder.

     The credit facility, the indenture governing the senior subordinated notes, and the senior discount note indenture contain financial and other covenants that restrict, among other things, the ability of the issuers and certain of their affiliates:

          .    to incur additional indebtedness,

          .    incur liens,

          .    pay dividends or make certain other restricted payments,

          .    consummate certain asset sales,

          .    enter into certain transactions with affiliates,

          .    merge or consolidate with any other person or

          . sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets

     Such limitations, together with our highly leveraged nature, could limit the corporate and operating activities of the issuers in the future, including the implementation of our growth strategy.

     Subject to the following paragraph, we believe that cash generated from operations and borrowings expected to be available under the credit facility will be sufficient to meet the issuers' debt service, capital expenditure and working capital requirements for the foreseeable future. We will require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate, or if we engage in any significant acquisitions. We cannot assure you that this financing, if permitted under the terms of the indenture governing the old notes and the new notes or other then applicable agreements, will be available on terms acceptable to us or at all.

     We have signed an agreement with Charter Communications, Inc. under which Charter Communications agreed to purchase for cash all of the equity interests in our company and assume and repay our outstanding debt. The completion of this transaction would cause an event of default under our credit facility. Our agreement with Charter Communications requires that it either pay all amounts due under the credit facility at the time the acquisition is completed or cause the event of default arising from its acquisition be waived. The consummation of the Charter Communications transaction would also constitute a change of control under the indenture of the governing notes. As a result, the issuers will be required to offer to repurchase the notes from each holder at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages thereon to the date of purchase. The amount of cash that the issuers will need to repurchase the notes from holders upon a change of control will depend upon the number of holders that accept the issuers' offer to repurchase such notes. To the extent that the issuers have insufficient funds to repurchase all of the notes for which their offers to repurchase the notes are accepted by holders, (1) the issuers must borrow funds to repurchase such notes and/or (2) Charter Communications will need to contribute equity to the issuers. Charter Communications has represented to us in the documents providing for the acquisition of our company that it will have sufficient funds to consummate the transaction and pay related fees and expenses. They have further represented that the payment of such amounts is not dependent upon the consummation of an initial public offering of equity securities or any offering of debt securities by it or any of its affiliates. We do not know, however, Charter Communications' plans for financing its acquisition of our company and Charter Communications is not obligated to make any equity contributions to the issuers. The issuers' failure to repurchase all of the notes for which offers were accepted would constitute an event of default under the indenture.

Quantitative and Qualitative Disclosures About Market Risk

     The issuers believe their market risk exposure with regard to their financial instruments is limited to changes in interest rates in the United States. Based upon the composition of the issuers' variable rate debt outstanding at June 30, 1999 which is the credit facility, a hypothetical 100 basis point increase in interest rate would increase interest expense approximately $0.35 million for a quarter for each issuer.

Year 2000 Information and Readiness Discussion

     We have financial, administrative and operational systems. In July 1999, we completed the process of reviewing our existing systems. We are currently in the process of reviewing the systems employed by third party service providers (including for billing services) in order to analyze the extent, if any, to which we face a "Year 2000" problem (a problem that is expected to arise with respect to computer programs that use only two digits to identify a year in the date field and which were designed and developed without considering the impact of the upcoming change in the century).

     In particular, in July 1999, we completed a review and survey of all information technology and non-information technology equipment and software to discover items that may not be year 2000 compliant. The results of review and survey identified two items that require remediation and testing. Those items relate to our telephone router and New England headend. We anticipate that the remediation for these items will be completed by October 1999. In addition, we are contacting each material third party vendor of products and services used by our company in writing in order to determine the Year 2000 status of the products and services provided by such vendors. To date, our third party vendors have indicated that all material products and services are Year 2000 compliant.

     Our most reasonable likely worst case Year 2000 scenario involves the complete failure of our third party billing and customer support system. Such a scenario is, however, highly unlikely given that our billing and customer support systems are relatively new and that our vendors provide readily available Year 2000 upgrades and/or system replacement packages. In the unlikely event that our third party billing, customer support and addressable control systems failed, we could rely on our extensive microfiche back-up records. We intend to update our microfiche records on a regular basis prior to December 1999.

     To date, we have incurred approximately $0.1 million in expenses relating to our Year 2000 compliance review. We anticipate that we will incur less than $0.1 million of additional Year 2000 compliance expenses prior to January 2000.

     We believe that any "Year 2000" problem, if it arises in the future, should not be material to our liquidity, financial position or results of operations; however, there can be no assurance as to the extent of any such liabilities.

Supplemental Combined Historical Financial Information

     Set forth below is supplemental historical information for Avalon Cable of Michigan LLC, Avalon Cable of New England LLC and Avalon Cable Finance, Inc., the issuers, on a combined basis. This information does not reflect the financial position, results of operations or cash flows of any of the individual issuers or the guarantor. This information is provided as supplemental information only and is not intended as a substitute for the financial information presented for any of the individual issuers or the guarantor.

     The combined information is presented because of the terms of the indenture governing the senior subordinated notes. The indenture requires that the issuers provide to the noteholders all information on a combined basis. The financial information required includes quarterly and annual financial statements, on a combined basis, substantially equivalent to financial statements that would have been included in Forms 10-Q and 10-K filed with the Commission if the issuers were required to file such financial information, including a management's discussion and analysis. The supplemental combined information presented below would be included in the financial information delivered to noteholders in compliance with this covenant for the periods covered. The combined information is also relevant to noteholders in determining compliance with the restrictive covenants imposed on the issuers by the indenture. The principal covenants include:

     . Restrictions on Incurrence of Indebtedness. The indenture prohibits any of the issuers from incurring indebtedness, other than specifically permitted indebtedness, unless the issuers would have, on a combined basis, a leverage ratio below specified levels after giving pro forma effect to the incurrence of such debt and the use of the related proceeds. For such purpose, the leverage ratio is determined by dividing the combined indebtedness of the issuers by the combined cash flow of the issuers, in each case as determined in accordance wit the indenture. Similarly, the specifically permitted debt includes loans among the issuers. Also, the dollar amounts permitted for certain classes of permitted debt were determined based on an evaluation of combined data for the issuers rather than data relating to any one issuer.

     . Restrictions on Dividends and Other Restricted Payments. The indenture prohibits the issuers from paying dividends and making other restricted payments, other than specifically permitted payments. Restricted payments by any issuer are permitted, however, based on a formula which uses the combined cash flow and combined interest expense of all the issuers.

     . Limitations on Mergers, Consolidations and Sales of Assets. The covenant restricting mergers, consolidations and similar transactions applies only to transactions that involve all or substantially all of the assets of the issuers on a combined basis. This covenant does not prohibit transactions that involve one issuer so long as that issuer does not hold substantially all of the assets of the issuers on a combined basis.

     . Change of Control Offer. A change of control which gives rise to the obligation to make a change of control offer is based on the combined assets of the issuers rather than on the assets of any particular issuer.

     The supplemental historical financial information has been derived from the historical financial statements for each issuer as included elsewhere herein. The operation results for the six months ended June 30, 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999.

     You should read the information in this table in conjunction with "Management's Discussion and Analysis of Financial Condition--Results of Operations" section of this document and the financial statements and related notes thereto which you can find elsewhere in this document.

                                               Avalon            Avalon
                                              Michigan            New             Avalon                           Historical
                                                 LLC            England           Finance       Eliminations       Combined
                                           ---------------   --------------   ---------------   ---------------    -------------
Statement of operations data
Revenues                                       $    46,411      $     5,358        $        -                         $   51,769
Operating expenses                                  25,187            3,085                 -                             28,272
Corporate overhead                                     902              104                 -                              1,006
Depreciation and amortization                       20,483            1,594                 -                             22,077
                                           ---------------   --------------   ---------------   --------------     -------------
Operating (loss) income                               (161)             575                 -                                414
Interest (expense), net                            (16,019)         (16,179)          (16,264)          32,528  (a)      (15,934)
Other income, net                                    1,362                -                 -                              1,362
                                           ---------------   --------------   ---------------   --------------     -------------
                                               $   (14,818)      $  (15,604)       $  (16,264)     $    32,528        $  (14,158)
Net loss                                   ===============   ==============   ===============   ==============     =============

Balance sheet data (end of period)
Total assets                                   $   551,799      $    48,270        $    5,639      $   (11,278) (a)   $  594,430
Long-term debt (excluding current portion)         327,375          327,955           327,375         (654,750) (a)      327,955
Net (deficit) equity                               208,887         (286,960)         (326,025)         652,050  (a)      247,952

Cash flow data
Cash flow from operating activities            $     4,224      $     2,931        $        -                         $    7,155
Cash flow from investing activities                (42,933)          (5,369)                -                            (48,302)
Cash flow from financing activities                 33,767            2,900                 -                             36,667

Other financial data
EBITDA (1)                                     $    20,322      $     2,169        $        -                         $   22,491
Adjusted EBITDA (1)                                      -                -                 -                         $   22,987
Adjusted EBITDA margin (2)                               -                -                 -                              44.4%
Ratio of debt to adjusted EBITDA (3)                     -                -                 -                               7.1
Capital expenditures                                 5,547              234                 -                              5,781

(a) To eliminate the senior subordinated notes, credit facility, interest expense, and associated deferred financing costs that are treated as an in-substance distribution of proceeds from the senior subordinated notes and credit facility which are reflected in the financial statements of Avalon Michigan LLC, Avalon New England and Avalon Finance.

                  NOTES TO SUPPLEMENTAL FINANCIAL INFORMATION
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                            (DOLLARS IN THOUSANDS)

(1) EBITDA represents net income before depreciation and amortization, interest income (expense), net, and income taxes. Adjusted EBITDA represents EBITDA, adjusted for the elimination of non-recurring expenses, non-recurring costs and net cost reductions arising from acquisitions as set forth in the definition of "Leverage Ratio" in the indenture governing the Senior Subordinated notes. This definition is used in determining compliance with the debt incurrence covenant in the indenture. However, neither EBITDA nor Adjusted EBITDA is intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA and Adjusted EBITDA, as computed by management, are not necessarily comparable to similarly titled amounts of other companies. See the financial statements, including statements of cash flows, included elsewhere herein.

     The following table reflects the calculation of Adjusted EBITDA:

     EBITDA.......................................................  $22,491
                                                                    -------
     Adjustments:
         Non-recurring expenses (a)...............................      (80)
         Adjustment to reflect EBITDA for acquisitions for the
          full period (b).........................................      576
                                                                    -------
             Total adjustments....................................      496
                                                                    -------
         Adjusted EBITDA..........................................  $22,987
                                                                    =======
     ----------
     (a) For the six months ended June 30, 1999, these amounts reflect a non-recurring insurance adjustment associated with the May 1998 storm in Grand Rapids.

     (b) Represents pro forma effect of all acquisitions as if owned for the full period from January 1, 1999 to June 30, 1999. Adjustment includes EBITDA for the period from January 1, 1999 to acquisition date for acquisitions completed by Avalon Michigan LLC and Avalon New England and includes Nova Cable (acquired March 1, 1999), Cross Country (acquired January 15, 1999), R/Com L.C. (acquired March 26,1999), Taconic Technology Corporation (acquired July 1, 1999), Novagate (acquired March 1, 1999) and Traverse Internet (acquired April 1, 1999.)

(2)  Represents Adjusted EBITDA as a percentage of revenues.

(3) Represents total debt outstanding divided by an amount equal to Adjusted EBITDA for the six months ended June 30, 1999 multiplied by 2 as specified in the indenture for the senior subordinated notes in determining compliance with the debt incurrence covenant.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.
 Legal Proceedings

     In connection with the acquisition of Mercom, former shareholders of Mercom holding approximately 731,894 Mercom common shares or approximately 15.3% of all outstanding Mercom common shares gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former shareholders of Mercom holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Court of Chancery in the State of Delaware seeking the fair value of their shares of Mercom common stock, together with interest, all costs of the proceeding, including reasonable attorneys' fees and expenses of experts, including an award pursuant to section 262(j) of the General Corporation Law of the State of Delaware, and such other relief as the Court deems just, proper and equitable. With respect to 209,893 of the total number of shares for which we received notice, we received the notice of election from beneficial holders of Mercom common shares and not from holders of record. We believe that the notice with respect to the 209,893 shares did not comply with Delaware law and is ineffective. We cannot predict at this time the effect of these elections or the results of any appraisal proceedings on us since we do not know the extent to which these former shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and accept the consideration payable in the Mercom merger. If these former shareholders continue to pursue their appraisal rights and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from our acquisition of Mercom, exceeded $12.00 per share, we would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. In addition, we would have to pay our own litigation costs. We have already provided for the consideration of $12.00 per Mercom share due under the terms of our merger with Mercom with respect to these shares but have not provided for any additional amounts or costs. We can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, we cannot assure you that the ultimate outcome would not have a material adverse effect on us.


Item 2. Changes in Securities and Use of Proceeds.
-------------------------------------------------
NONE

Item 3. Defaults Upon Senior Securities.
---------------------------------------
NONE

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------
NONE

Item 5. Other Information.
-------------------------
NONE

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------
NONE

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         Avalon Cable of Michigan LLC
                         ----------------------------
                                 (Registrant)


Date August 16, 1999                  /s/ Joel C. Cohen
     ---------------                  -----------------------
                                  (Signature)

Date August 16, 1999                  /s/ Peter Polimino
     ---------------                  -----------------------
                                  (Signature)