Form 10-Q
period 1999-09-30
AVALON CABLE OF MICHIGAN LLC; AVALON CABLE OF MICHIGAN INC/; AVALON CABLE OF NEW ENGLAND LLC; AVALON CABLE FINANCE INC
filed 1999-11-15
CIK 1082695, 1041855, 1082694, 1082698

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  (Mark one)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1999

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

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
                                                                        PAGE NO.

Item 1. Financial Statements
        Avalon Cable of Michigan LLC
          Consolidated Balance Sheet as of December 31, 1998 and September
          30, 1999 ........................................................  1

          Consolidated Statement of Operations for the three
          and nine months ended September 30, 1999 ........................  2

          Consolidated Statement of Changes in Members' Interest for
          the nine months ended September 30, 1999 ........................  3

          Consolidated Statement of Cash Flows for the nine months ended
          September 30, 1999 ..............................................  4

          Notes to Consolidated Financial Statements ......................  5

        Avalon Cable of New England LLC and Subsidiaries
          Consolidated Balance Sheet as of December 31, 1998 and September
          30, 1999 ........................................................  9

          Consolidated Statement of Operations for the three
          and nine months ended September 30, 1999 and 1998 ............... 10

          Consolidated Statement of Changes in Members' Interest for
          the nine months ended September 30, 1999 ........................ 11

          Consolidated Statement of Cash Flows for the nine months
          ended September 30, 1999 and 1998 ............................... 12

          Notes to Consolidated Financial Statements....................... 13

        Avalon Cable Finance, Inc.
          Balance Sheet as of December 31, 1998 and September 30, 1999 .... 16

          Statement of Operations for the three and nine months
          ended September 30, 1999 ........................................ 17

          Statement of Changes in Shareholders' Equity for the nine
          months ended September 30, 1999 ................................. 18

          Statement of Cash Flows for the nine months ended September 30,
          1999 ............................................................ 19

          Notes to Financial Statements ................................... 20

        Avalon Cable of Michigan, Inc. and Subsidiaries
          Consolidated Balance Sheet as of December 31, 1998 and September
          30, 1999 ........................................................ 22

          Consolidated Statement of Operations for the three
          and nine months ended September 30, 1999 and 1998................ 23

          Consolidated Statement of Changes in Shareholders' Equity
          for the nine months ended September 30, 1999..................... 24

          Consolidated Statement of Cash Flows for the nine months
          ended September 30, 1999 and 1998 ............................... 25

          Notes to Consolidated Financial Statements ...................... 26

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................  31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................  39
Item 2.  Changes in Securities and Use of Proceeds........................  39
Item 3.  Defaults Upon Senior Securities..................................  39
Item 4.  Submission of Matters to a Vote of Security Holders..............  39
Item 5.  Other Information................................................  39
Item 6.  Exhibits and Reports on Form 8-K.................................  39

         SIGNATURES.......................................................  40

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         AVALON CABLE OF MICHIGAN LLC

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                                              December 31,   September 30,
                                                                                                  1998           1999
                                                                                              -----------    ------------
                                                                                                      (Unaudited)
Assets
Current assets
      Cash                                                                                         $  9,071    $  1,765
      Accounts receivable, net of allowance for doubtful accounts of $873 and $1,189                  5,015       6,503
      Prepayments and other current assets                                                              459         708
      Accounts receivable from related parties                                                          371       8,528
      Deferred income taxes                                                                             479           -
                                                                                                   --------    --------
            Total current assets                                                                     15,395      17,504
      Property, plant and equipment, net                                                            104,965     111,349
      Intangible assets, net                                                                        427,125     425,125
      Deferred charges and other assets                                                                 195           -
                                                                                                   --------    --------
            Total assets                                                                           $547,680    $553,978
                                                                                                   ========    ========

Liabilities and Members' Interest
Current liabilities
      Accounts payable and accrued expenses                                                        $ 10,194    $ 20,320
      Advance billings and customer deposits                                                          2,454       2,860
      Accounts payable--affiliate                                                                     2,023           -
                                                                                                   --------    --------
            Total current liabilities                                                                14,671      23,180
      Long-term debt                                                                                290,875     329,652
      Notes payable--affiliate                                                                       15,171           -
      Deferred income taxes                                                                           1,841           -
      Other long term liabilities                                                                         -         951
                                                                                                   --------    --------
            Total liabilities                                                                       322,558     353,783
                                                                                                   --------    --------
Commitments and contingencies (Note 7)
Minority Interest                                                                                    13,855           -
                                                                                                   --------    --------
Members' Interest
      Members' capital                                                                              219,299     234,637
      In-substance distribution of proceeds from Credit Facility which are reflected
        in the financial statements of each of the three issuers                                          -     (11,700)
      In-substance contribution representing payment of accrued interest on the Senior
               Subordinated Notes and the Credit Facility which are reflected in the financial
               statements of each of the three issuers                                                    -       6,524
      Accumulated deficit                                                                            (8,032)    (29,266)
                                                                                                   --------    --------
            Total members' interest                                                                 211,267     200,195
                                                                                                   --------    --------
            Total liabilities and members' interest                                                $547,680    $553,978
                                                                                                   ========    ========

The accompanying notes are an integral part of these financial statements.

                         AVALON CABLE OF MICHIGAN LLC
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (in thousands)


                                                         For the              For the
                                                       Three Months         Nine Months
                                                          Ended                Ended
                                                    September 30, 1999   September 30, 1999
                                                    ------------------   ------------------
                                                       (Unaudited)          (Unaudited)
Revenue
         Basic services                                    $20,650             $ 58,715
         Premium services                                    1,840                5,538
         Other                                               2,426                7,074
                                                           -------             --------
                Total revenues                              24,916               71,327

Operating expenses
         Selling, general and administrative                 3,678               11,849
         Programming                                         6,680               19,501
         Technical and operations                            2,690                7,787
         Depreciation and amortization                      10,526               31,009
                                                           -------             --------
Income (loss) from operations                                1,342                1,181
Other income (expense)
         Interest income                                         2                  350
         Interest expense                                   (7,760)             (24,127)
                                                           -------             --------
Loss before income taxes                                    (6,416)             (22,596)
Benefit from income taxes                                        -                1,362
                                                           -------             --------
         Net loss                                          $(6,416)            $(21,234)
                                                           =======             ========

  The accompanying notes are an integral part of these financial statements.

                         AVALON CABLE OF MICHIGAN LLC

            CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                    (in thousands except per share amounts)


                                                          For the Nine Months Ended September 30, 1999 (unaudited)
                                                --------------------------------------------------------------------------------
                                                                                   In Substance
                                                               In-substance        contribution
                                                               distribution of     representing payment of
                                                               proceeds from       accrued interest on the
                                                               Credit Facility     Senior Subordinated
                                                               which are           notes and the Credit
                                                               reflected in        Facility which are
                                                               the financial       reflected in the
                                                               statements of       financial statements                  Total
                                                 Members'     each of the          of each of the three  Accumulated    Members'
                                                 Capital      three issuers        issuers                Deficit      Interest
                                              ----------    ---------------      ----------------------  -----------  ----------
Balance, December 31, 1998                     $219,299         -                            -             $ (8,032)    $211,267

Borrowings under the Credit
 Facility by other issuers                          -          (11,700)                      -                   -       (11,700)


Payment of interest on Senior Subordinated
Notes and Credit Facility                                       -                        6,524                             6,524

Contribution of Note Payable-Affiliate
to Parent                                        15,338         -                            -                   -        15,338

Net loss for the nine months
ended September 30, 1999                             -          -                            -              (21,234)     (21,234)
                                              ----------     ------------            ------------          ---------    ---------
Balance, September 30, 1999                    $234,637        $(11,700)                $6,524             $(29,266)    $200,195
                                              ==========     ============            ============          =========    =========

  The accompanying notes are an integral part of these financial statements.

                         AVALON CABLE OF MICHIGAN LLC

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                            For the Nine
                                                                            Months Ended
                                                                            September 30,
                                                                                1999
                                                                            ------------
                                                                             (Unaudited)
Cash flows from operating activities
  Net loss                                                                  $    (21,234)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                 31,009
  Net change in certain assets and liabilities, net of business acquisitions
    Increase in accounts receivable                                               (1,235)
    Decrease in other assets, net                                                      -
    Increase in prepayment and other current assets                                  (46)
    Increase in accounts payable and accrued expenses                             10,066
    Increase in deferred revenue                                                     345
    Increase in receivable--affiliate                                                  -
    Decrease in payable--affiliate                                               (10,180)
    Decrease in deferred income taxes, net                                        (1,362)
    Increase in long-term liabilities                                                951
                                                                                --------
       Net cash provided by operating activities                                   8,314
                                                                                --------
Cash flow from investing activities:
  Additions to property, plant and equipment                                     (11,686)
  Payment for acquisitions, net                                                  (37,701)
                                                                                --------
       Net cash used in investing activities                                     (49,387)
                                                                                --------
Cash flow from financing activities:
       Increase in note payable--affiliate                                           167
       Proceeds from borrowings under the Credit Facility                         33,600
                                                                                --------
       Net cash provided by financing activities                                  33,767
                                                                                --------
Net decrease in cash                                                              (7,306)
Cash at beginning of the period                                                    9,071
                                                                                --------
       Cash at end of the period                                                 $ 1,765
                                                                                 =======

Non-cash investing and financing activity:
       In-substance distribution of proceeds from a portion of the credit facility which are reflected in the financial statements
       of each of the three issuers                                             $(11,700)
                                                                                 =======

      In-substance contribution representing payment of principal on the
      Senior Subordinated Notes and Credit Facility which are reflected
      in the financial statements of each of the issuers                         $ 6,524
                                                                                 =======

      Assumption of note payable--affiliate by Parent representing additional
      contribution to equity                                                     $15,338
                                                                                =======

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

                         AVALON CABLE OF MICHIGAN LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share data)

     . The Company is an obligor on the Senior Subordinated Notes replacing Avalon Cable of Michigan, Inc., and

     . Avalon Cable of Michigan, Inc. is a guarantor of the obligations of the Company under the Senior Subordinated Notes. Avalon Cable of Michigan, Inc. does not have significant assets, other than its investment in Avalon Cable LLC at September 30, 1999.

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

     The financial statements as of September 30, 1999 and for the three and nine month periods then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments except for the acquisition of Cross Country Cable, LLC ("Cross Country"), Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. ("Nova Cable") Novagate Communication Corporation ("Novagate"), R/Com. L.C., Taconic Technology Corporation ("Taconic"), the Mercom merger and the contribution of assets and liabilities by Avalon Cable of Michigan, Inc.) necessary to present fairly the financial information included therein.

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

      In October 1999, the Company acquired the assets of MV Cable for approximately $800.

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

6.   In-substance distribution of proceeds from Credit Facility

     The additional borrowings under the Credit Facility of $5,176 by Avalon Cable of New England LLC, an affiliated entity under common control, are reflected in the Company's financial statements as well as a charge to equity representing an in-substance distribution of the proceeds from the Credit Facility since all three of the co-issuers are severally and jointly liable for this debt. The Company has accrued interest on the outstanding balance. When Avalon Cable of New England LLC makes an interest payment, the Company will reduce accrued interest payable and record an in-substance contribution to equity.

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

               AVALON CABLE OF NEW ENGLAND LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                                December 31,     September 30,
                                                                                     1998             1999
                                                                                ------------     -------------
                                                                                                   (Unaudited)
Assets
Current assets
 Cash                                                                                $     217       $   1,324
 Subscriber receivables, less allowance for doubtful accounts of $7 and $91                847             556
 Prepaid expenses and other current assets                                                 121             148
                                                                                     ---------       ---------
   Total current assets                                                                  1,185           2,028

 Property, plant and equipment, net                                                      6,310          10,363
 Note receivable--affiliate                                                             15,171               -
 Intangible assets, net                                                                 37,225          44,713
                                                                                     ---------       ---------
   Total assets                                                                      $  59,891       $  57,104
                                                                                     =========       =========
Liabilities and Members' Interest
Current liabilities
 Current portion of long-term debt                                                   $      20       $      25
 Accounts payable and accrued expenses                                                     908           3,913
 Accounts payable, net--affiliate                                                          281           7,354
 Deferred revenue                                                                          717             412
 Accrued interest                                                                        4,605           4,774
                                                                                     ---------       ---------

   Total current liabilities                                                             6,531          16,478
Long-term debt                                                                         291,455         330,231
Notes payable--affiliate                                                                 3,341               -
                                                                                     ---------       ---------
   Total liabilities                                                                   301,327         346,709

Commitments and contingencies (Note 7)
Members' Interest
 Members' capital                                                                       67,662          71,003
 In-substance distribution of proceeds from Senior Subordinated Notes and a portion of the Credit Facility which are reflected in the financial
  statements of each of the three issuers                                             (284,405)       (318,005)
In-substance contribution representing payment of accrued interest on the
  Senior Subordinated Notes and the Credit Facility which are reflected in
  the financial statements of each of the three issuers                                      -          19,830
 Accumulated deficit                                                                   (24,693)        (62,433)
                                                                                     ---------       ---------
   Total members' interest                                                            (241,436)       (289,605)

   Total liabilities and  members' interest                                          $  59,891       $  57,104
                                                                                     =========       =========


  The accompanying notes are an integral part of these financial statements.

               AVALON CABLE OF NEW ENGLAND LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (in thousands)

                                                    For the Three Months Ended      For the Nine Months Ended
                                                   September 30,   September 30,   September 30,   September 30,
                                                       1999            1998            1999            1998
                                                      ------          ------          ------          ------
                                                           (Unaudited)                     (Unaudited)
Revenue
         Basic services                               $ 2,512          $1,992        $  6,512          $2,123
         Premium services                                 227              70             608              85
         Other                                            773             153           1,750             161
                                                      -------          ------        --------          ------

                Total revenues                          3,512           2,215           8,870           2,369
Operating expenses
         Selling, general and administrative              809             418           2,018             439
         Programming                                      725             623           1,870             662
         Technical and operations                         550             198           1,385             215
         Depreciation and amortization                    942             602           2,536             655
                                                      -------          ------        --------          ------

Income from operations                                    486             374           1,061             398
Other income (expense)
         Interest income                                    -               -             167               -
         Interest expense                              (7,284)           (675)        (23,631)           (680)
                                                      -------          ------        --------          ------

                Net loss                              $(6,798)         $ (301)       $(22,403)         $ (282)
                                                      -------          ------        --------          ------
                                                      =======          ======        ========          ======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

               AVALON CABLE OF NEW ENGLAND LLC AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                                (in thousands)

                                                      For the Nine Months Ended September 30, 1999 (unaudited)
                                       --------------------------------------------------------------------------------------

                                                      In-substance            In-substance
                                                     distribution of          contribution
                                                      proceeds from       representing payment of
                                                   Senior Subordinated    accrued interest on the
                                                   Notes and a portion     Senior Subordinated
                                                     of the Credit         Notes and the Credit
                                                   Facility which are       Facility which are
                                                    reflected in the         reflected in the
                                                       financial          financial statements of                    Total
                                       Members'    statements of each        each of the three      Accumulated      Members'
                                       Capital    of the three issuers           issuers              Deficit       Interest
                                       -------    --------------------    ----------------------    -----------    ----------
Balance,
 December 31, 1998                     $67,662         $(284,405)              $         -           $(24,693)     $(241,436)
Cancellation of note payable to
 Parent                                  3,341                 -                         -                  -          3,341
Additional borrowings
 under Credit Facility
 by other issuers                            -           (33,600)                        -                  -        (33,600)
Payment of interest
 on Senior Subordinated
 Notes and Credit Facility                   -                 -                    19,830                  -         19,830
Contribution of note
 receivable from affiliate
 to Parent representing
 dividend                                    -                 -                         -            (15,337)       (15,337)
Net loss for the
 nine months ended
 September 30, 1999                          -                 -                         -            (22,403)       (22,403)
                                       -------         ---------                   -------           --------      ---------
Balance,
 September 30, 1999                    $71,003         $(318,005)                  $19,830           $(62,433)     $(289,605)
                                       =======         =========                   =======           ========      =========

             The accompanying notes are an integral part of these
                       consolidated financial statements

               AVALON CABLE OF NEW ENGLAND LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                                                For the Nine    For the Nine
                                                                                                Months Ended    Months Ended
                                                                                                September 30,   September 30,
                                                                                                    1998           1999
                                                                                                -------------  --------------
                                                                                                 (Unaudited)    (Unaudited)
Cash flows from operating activities
  Net income (loss)                                                                               $   (282)       $(22,403)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
 Amortization of deferred financing costs                                                               19
      Depreciation and amortization                                                                    655           2,536
  Changes in operating assets and liabilities
      Decrease in subscriber and other receivables                                                     100             649
      Increase in prepaid expenses and other assets                                                    (24)           (146)
      Increase in accounts payable and accrued expenses                                                754           3,053
      Increase in accounts payable, net--affiliate                                                                   7,072
      Increase in accrued interest                                                                     564          19,998
      Decrease in deferred revenue                                                                      17            (505)
      Increase in note receivable                                                                                     (167)
                                                                                                  --------        --------
       Net cash provided by operating activities                                                     1,803          10,087
                                                                                                  --------        --------

Cash flows from investing activities
  Payments for acquisition                                                                         (38,426)        (12,780)
  Change in restricted cash                                                                            500               -
     Capital expenditures                                                                              (72)         (1,376)
                                                                                                  --------        --------
       Net cash used in investing activities                                                       (37,998)        (14,156)
                                                                                                  --------        --------

Cash flows from financing activities
  Proceeds from the issuance of long-term debt                                                      29,600          11,700
   Capital contribution                                                                              4,862               -
   Net proceeds from issuance of related party notes payable                                         2,841               -
   Payment of deferred financing costs                                                                (470)              -
   Proceeds from the issuance of notes payable                                                         500               -
   Payment of term loans and revolving credit facility                                                   -          (6,524)
                                                                                                  --------        --------
       Net cash provided by financing activities                                                    37,333           5,176
                                                                                                  --------        --------

Net increase in cash                                                                                 1,138           1,107
Cash at beginning of the period                                                                                        217
                                                                                                  --------        --------

       Cash at end of the period                                                                  $  1,138        $  1,324
                                                                                                  ========        ========
Non-cash investing and financing activities:
  Cancellation of note payable--affiliate                                                         $      -        $  3,341
                                                                                                  ========        ========

  Additional in-substance distribution of proceeds from borrowings on the
    Credit Facility related to Avalon Michigan borrowings reflected in
    the financial statements of each of the issuers                                               $      -        $(33,600)
                                                                                                  ========        ========

  Payment of accrued interest on the Senior Subordinated Notes and the
    Credit Facility related to Avalon Michigan borrowings reflected in
    the financial statements of each of the issuers                                               $      -        $ 14,742
                                                                                                  ========        ========

  Contribution of note receivable--affiliate to Parent representing dividend                      $      -        $(15,337)
                                                                                                  ========        ========
    Cash paid during the period for interest                                                      $ 96,530        $      -
                                                                                                  ========        ========

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

     The financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments necessary to present fairly the financial information included therein.

3.   Acquisitions

     The Company through its wholly-owned subsidiary, Avalon.com LLC, acquired Novagate Communication Corporation ("Novagate") for a purchase price of $2,900 on March 11, 1999 and Traverse Internet ("Traverse") for $2,400 on April 1, 1999.

     The Company acquired the New York Cable assets of Taconic Technologies Corporation for $8,200 on July 1, 1999.

     The acquisitions have been accounted for as purchases and the results of Novagate and Traverse have been included in the accompanying financial statements since the date of the acquisitions. Accordingly, the consideration was allocated to the net assets based on their respective fair market values. The excess of the consideration paid over the estimated fair market values of the net assets acquired, or goodwill, was $5,300 and is being amortized using the straight line method over 15 years.

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

5.   Note payable--affiliate

     In 1998, the Company received $3,341 from Avalon Cable Holdings LLC, an affiliated company under common control, to fund certain acquisitions. In consideration for this amount, the Company executed a note payable to Avalon Cable Holdings LLC. In March 1999, pursuant to a plan of reorganization by the Company and affiliated companies under common control, the note payable was cancelled in exchange for equity in the Company.

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

     The payment of interest by Avalon Cable of Michigan LLC of $19,830 is reflected in the Company's financial statements as a reduction of the accrued interest as well as a credit to equity representing an in-substance contribution to equity.


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

                          AVALON CABLE FINANCE, INC.

                                 BALANCE SHEET
                      (in thousands except share amounts)

                                       December 31,   September 30,
                                          1998            1999
                                      -------------  --------------
                                                      (Unaudited)
Assets
Deferred financing costs                $  6,421        $  5,639
Note receivable--affiliate                15,171              --
                                        --------        --------
  Total assets                          $ 21,592        $  5,639
                                        ========        ========

Liabilities and Stockholder's Equity
Current liabilities:
Accrued interest                        $  4,484        $  7,529
                                        --------        --------
  Total current liabilities                4,484           7,529
Long-term debt                           290,875         329,651
Note payable--affiliate                   15,171              --
                                        --------        --------
  Total liabilities                      310,530         337,180
                                        --------        --------

Stockholder's equity:
Common stock, par value of $.01;
 authorized 1,000 shares;
 issued 100 shares
In-substance distribution of
 proceeds from Senior
 Subordinated Notes and Credit
 Facility which are reflected
 in the financial statements
 of each of the three issuers           (284,405)       (329,705)
In-substance contribution
 representing payment of accrued
 interest on the Senior
 Subordinated Notes and the
 Credit Facility which are
 reflected in the financial
 statements of each of the
 three issuers                                 -          26,353
Accumulated deficit                       (4,533)        (28,189)
                                        --------        --------
Total stockholder's equity              (288,938)       (331,541)
                                        --------        --------

  Total liabilities and
   stockholder's equity                 $ 21,592        $  5,639
                                        ========        ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          AVALON CABLE FINANCE, INC.

                            STATEMENT OF OPERATIONS
                     (in thousands except per share data)

                                 For the                   For the
                              Three Months               Nine Months
                                  Ended                     Ended
                           September 30, 1999         September 30, 1999
                           ------------------         ------------------
                              (Unaudited)                (Unaudited)
Revenues                    $               -           $              -
Operating expenses                          -                          -
                           ------------------         ------------------

 Income from operations                     -                          -
                           ------------------         ------------------

Other income (expense):
 Interest income                            -                        167
 Interest expense                      (7,392)                   (23,823)
                           ------------------         ------------------

  Net loss                            $(7,392)                  $(23,656)
                           ==================         ==================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          AVALON CABLE FINANCE, INC.

                 STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                     (in thousands except per share data)

                                                        For the Nine Months Ended September 30, 1999 (Unaudited)
                                    ------------------------------------------------------------------------------------------------
                                                                                    In-substance
                                                                                    contribution
                                                             In-substance           representing
                                                             distribution            payment of
                                                             of proceeds           accrued interest
                                                             from Senior            on the Senior
                                                             Subordinated           Subordinated
                                                              Notes and             notes and the
                                                            Credit Facility        Credit Facility
                                                              which are               which are
                                                             reflected in          reflected in the
                                                             the financial            financial
                                    Common                   statements of          statements of                         Total
                                    Shares         Common     each of the           each of the        Accumulated       Members'
                                   Outstanding     Stock     three issuers         three issuers         Deficit         Interest
                                  -----------     --------   --------------     -------------------    -----------     -----------
Balance, December 31, 1998            100              -         $(284,405)                  -           $(4,533)       $(288,938)
Additional borrowings under
Credit Facility by other
issuers                                 -              -           (45,300)                  -                 -          (45,300)
Payment of interest on
on Senior Subordinated
Notes and Credit Facility               -              -                 -               26,353                -           26,353
Net loss for the nine months
 ended September 30, 1999               -              -                 -                    -          (23,656)         (23,656)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999           100         $    -         $(329,705)         $    26,353        $ (28,189)      $ (331,541)
==================================================================================================================================

        The accompanying notes are an integral part of the consolidated financial statements.

                          AVALON CABLE FINANCE, INC.
                            STATEMENT OF CASH FLOWS
                                (in thousands)


                                                            For the Nine
                                                            Months Ended
                                                            September 30,
                                                                1999
                                                            -------------
                                                             (Unaudited)
Cash flows from operating activities
  Net loss                                                    $(23,656)
  Amortization of deferred financing costs                         782
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Change in accrued interest                                  22,874
    Change in note payable--affiliate                              167
    Change in note receivable--affiliate                          (167)


      Net cash provided by operating activities                      -


Increase in cash                                                     -
Cash, beginning of the period                                        -
                                                              --------

Cash, end of the period                                       $      -
                                                              ========

Non-cash investing and financing activities:
       In-substance distribution of proceeds
         from Senior Subordinated Notes and
         Credit Facility which are reflected
           in the financial statements of each
           of the issuers                                     $ 45,300
                                                              ========
       In-substance contribution representing payment
         of principal on the Senior
         Subordinated Notes and Credit Facility which
            are reflected in the financial                    $  6,524
            statements of each of the issuers                 ========

       In-substance contribution representing payment
         of interest on the Senior
         Subordinated Notes and Credit Facility which
           are reflected in the financial statements
           of each of the issuers                             $ 19,829
                                                              ========

       Exchange of note receivable and note payable
         with parent                                          $ 15,338
                                                              ========

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

     The financial statements as of September 30, 1999 and for the three and nine month periods then ended are unaudited; however, in the opinion of management, such statements include all adjustments necessary to present fairly the financial information included therein.

3. In-substance distribution of proceeds form the Senior Subordinated Notes and Credit Facility and In-substance contribution from payment of accrued interest

     The additional new borrowings under the Credit Facility of $33,600 by Avalon Cable of Michigan LLC and $11,700 by Avalon Cable of New England LLC, affiliated entities under common control, are reflected in the Company's financial statements as well as a charge to equity representing an in-substance distribution of the proceeds from the Credit Facility since all three of the issuers are severally and jointly liable for this debt. The Company has accrued interest on the outstanding balance.

     The payment of interest by Avalon Cable of Michigan LLC of $19,830 is reflected in the Company's financial statements as a reduction of the accrued interest as well as credit to equity representing an in-substance contribution to equity.

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

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                   December 31,  September 30,
                                                      1998          1999
                                                   ------------  ------------
                                                                 (Unaudited)
Assets
Current assets
 Cash                                                $  9,288      $  2,995
 Accounts receivable, net of allowance for
  doubtful accounts of $943 and $1,275                  5,862         7,564
 Prepayments and other current assets                   1,388         1,586
 Accounts receivable from related parties                 124            --
 Deferred income taxes                                    377            --
                                                     --------      --------
  Total current assets                                 17,039        12,145
 Property, plant and equipment, net                   111,421       121,973
 Intangible assets, net                               462,117       468,856
 Deferred charges and other assets                      1,302         1,121
                                                     --------      --------
  Total assets                                       $591,879      $604,095
                                                     ========      ========
Liabilities and Shareholders' Equity
Current liabilities
 Current portion of notes payable                    $     20      $     25
 Accounts payable and accrued expenses                 11,646        22,242
 Advance billings and customer deposits                 3,171         3,272
 Accounts payable--affiliate                            2,023         3,160
                                                     --------      --------
  Total current liabilities                            16,860        28,699
 Long-term debt                                       402,949       452,778
 Notes payable--affiliate                               3,341            --
 Deferred income taxes                                 80,811        67,136
                                                     --------      --------
  Total liabilities                                   503,961       548,613
                                                     --------      --------
Commitments and contingencies (Note 5)
Minority Interest                                      61,836        44,512
                                                     --------      --------
Shareholders' equity
 Common stock                                              --            --
 Additional paid-in capital                            35,000        35,000
 Accumulated deficit                                   (8,918)      (24,030)
                                                     --------      --------
  Total shareholders' equity                           26,082        10,970
                                                     --------      --------
  Total liabilities and shareholders' equity         $591,879      $604,095
                                                     ========      ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                          (In thousands)

                                                      For the Three Months Ended      For the Nine Months Ended
                                                      --------------------------      -------------------------
                                                     September 30,     September 30,   September 30,   September 30,
                                                        1999              1998            1999             1998
                                                        ----              ----            ----             ----
                                                     (Unaudited)                       (Unaudited)
Revenue
 Basic services                                      $ 23,161           $1,992           $ 65,225         2,123
 Premium services                                       2,095               70              6,174            85
 Other                                                  3,173              153              8,799           161
                                                     --------           ------           --------         -----
     Total revenues                                    28,429            2,215             80,198         2,369

Operating expenses
 Selling, general and administrative                    4,986              418             14,765           439
 Programming                                            7,406              623             21,372           662
 Technical and operations                               3,262              198              9,171           216
 Depreciation and amortization                         11,478              602             33,574           654
                                                     --------           ------           --------         -----
Income from operations                                  1,297              374              1,316           398

Other income (expense)
 Interest income                                           35               --                743           --
 Interest expense                                     (11,094)            (675)           (34,340)        (680)
                                                     --------           ------           --------         -----
Loss before income taxes                               (9,762)            (301)           (32,281)        (282)
Benefit from income taxes                               3,521               --             13,700           --
                                                     --------           ------           --------        ------
Loss before minority interest                          (6,241)            (301)           (18,581)        (282)
Minority interest in loss of consolidated entity        1,115               --              3,469           --
                                                     --------           ------           --------        -----
    Net loss                                         $ (5,126)          $ (301)          $(15,112)       $(282)
                                                     ========           ======           ========        ======


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     (In thousands, except share amounts)



                                          For the Nine Months Ended September 30, 1999 (Unaudited)
                                      ----------------------------------------------------------------
                                         Common              Additional                      Total
                                         Shares     Common     Paid-In     Accumulated   Shareholders'
                                      Outstanding    Stock     Capital       Deficit         Equity
                                      ------------  -------  -----------  --------------  ------------
Balance, December 31, 1998                     100      $--      $35,000       $ (8,918)     $ 26,082
Net loss for the nine months ended
 September 30, 1999                             --       --           --        (15,112)      (15,112)
                                      ------------  -------  -----------       --------      --------
Balance, September 30, 1999                    100      $--      $35,000       $(24,030)     $ 10,970
                                      ============  =======  ===========       ========      ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                   For the Nine   For the Nine
                                                   Months Ended   Months Ended
                                                   September 30,  September 30,
                                                       1998          1999
                                                   -------------  ------------
                                                    (Unaudited)    (Unaudited)
Cash flows from operating activities
 Net income (loss)                                   $   (282)      $(15,112)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities
  Depreciation and amortization                           654         33,574
  Accretion of Senior Discount Notes                       --         10,102
  Decrease in minority interest                            --         (3,469)
 Net change in certain assets and liabilities,
  net of business acquisitions
  Decrease (increase) in subscriber receivables           100         (1,092)
  Decrease in accounts receivables                         --            124
  Increase in prepayment and other assets                 (24)          (129)
  Increase in accounts payable and
   accrued expenses                                       774         10,582
  Increase in deferred revenue                             17            101
  Increase in accounts payable, net--affiliate             --            876
  Increase in accrued interest                            564             --
  Increase in long-term debt                               --            951
  Decrease in deferred income taxes, net                   --        (13,298)
                                                     --------       --------
   Net cash provided by operating activities            1,803         23,210
                                                     --------       --------
Cash flow from investing activities
 Additions to property, plant and equipment               (72)       (15,009)
 Change in restricted cash                                500             --
 Payment for acquisitions, net                        (38,426)       (49,929)
                                                     --------       --------
   Net cash used in investing activities              (37,998)       (64,938)
                                                     --------       --------
Cash flow from financing activities
 Increase (decrease) in note payable--affiliate         2,841         (3,341)
 Capital contribution                                   4,862             --
 Proceeds from the issuance of the Credit Facility     29,600         45,300
 Payment of deferred financing costs                     (470)            --
 Payment of term loans and revolving credit
  facility                                  --         (6,524)
 Proceeds from the issuance of notes payable              500             --
                                                     --------       --------
   Net cash provided by financing activities           37,333         35,435
                                                     --------       --------
Net increase (decrease) in cash                         1,138         (6,293)
Cash at beginning of the period                            --          9,288
                                                     --------       --------
   Cash at end of the period                         $  1,138       $  2,995
                                                     ========       ========

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

     On March 26,1999, after the acquisition of Mercom, (as described in Note 3) the Company completed a series of transactions to facilitate certain aspects of its financing between affiliated companies under common control. As a result of these transactions:

     . The Company contributed its assets and liabilities excluding deferred tax liabilities, net to Avalon Cable LLC in exchange for an approximate 88% voting interest in Avalon Cable LLC. Avalon Cable LLC contributed these assets and liabilities to its wholly-owned subsidiary, Avalon Cable of Michigan LLC ("Avalon Michigan LLC");

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share data)

     . Avalon Michigan LLC has become the operator of the Michigan cluster, replacing the Company;

     . Avalon Michigan LLC is an obligor on the Senior Subordinated Notes replacing the Company;

     . The Company became a guarantor of the obligations of Avalon Michigan LLC under the Senior Subordinated Notes.

     . Michigan Holdings contributed the Senior Discount Notes to the Company who then contributed the notes to Avalon Cable LLC. Both the Company and Michigan Holdings became guarantors of the Senior Discount Notes. The Company does not have significant assets other than its investment in Avalon Cable LLC at September 30, 1999.

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

     The Company has a majority interest in Avalon Cable LLC. Avalon Cable LLC wholly owns Avalon Cable Holdings Finance, Inc. ("Avalon Holdings Finance"), Avalon New England and Avalon Michigan LLC.

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

     The financial statements as of September 30,1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments except for the acquisition of Cross Country Cable, LLC ("Cross Country"), Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. ("Nova Cable"), Novagate Communication Corporation

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share data)

("Novagate"), Traverse Internet, R/Com. L.C., Taconic Technology Corporation ("Taconic"), the Mercom Merger and the contribution of assets and liabilities by the Company) necessary to present fairly the financial information included therein.

3.   Merger and Acquisitions

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

     On April 1, 1999, the Company, through its subsidiary, Avalon New England, acquired Traverse Internet for $2,400.

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


4.   Minority Interest

     The activity in minority interest for the nine months ended
September 30, 1999 is as follows:

                                                                          Avalon
                                                                          Cable
                                                               Mercom      LLC       Total
                                                             --------   --------   --------
Balance at December 30, 1999                                 $ 13,855    $47,981   $ 61,836
Purchase of the minority interest of Mercom                   (13,855)        --    (13,855)
Loss allocated to minority interest                                --     (3,469)    (3,469)
                                                             --------   --------   --------
                                                               $   --     44,512     44,512
                                                             ========   ========   ========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

Results of Operations

Overview
--------

     The following historical results of operations overview of Avalon Cable of Michigan LLC, Avalon Cable of New England LLC and Avalon Cable of Michigan, Inc. refer to their results of operations for the three months ended September 30, 1999 compared to the three months ended June 30, 1999. There were no operations for Avalon Cable of Michigan LLC in 1998 and there were minimal results of operations for Avalon Cable of New England LLC for the three and nine months ended June 30, 1998 due to an acquisition closing late in the second quarter of 1998. As such, comparison of the current period results with the corresponding period in the prior year is not meaningful.

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

     On March 26, 1999, Avalon Cable of Michigan, Inc. acquired the remaining minority interest in Mercom for approximately $21.9 million. During the first quarter, Avalon Cable of Michigan, Inc. also acquired the cable television systems of Nova Cablevision and Cross Country Cable for $10.7 million in the aggregate.

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

Three months ended September 30, 1999 compared to the three months ended June 30, 1999

     Revenues for the three months ended September 30, 1999 were $24.9 million, an increase of $0.7 million, or 3%, as compared to revenues of $24.2 million for the three months ended June 30,1999. This increase is primarily related to a system wide 8% rate increase effective in May on the tiered levels of service not including limited basic service and the full quarter effect of additional revenues resulting from seasonal subscribers.

     Selling, general and administrative expenses were $3.7 million for the three months ended September 30, 1999, a decrease of $0.8 million, or 18%, as compared to $4.5 million for the three months ended June 30, 1999. This decrease was primarily related to costs savings and marketing expense reimbursements related to the launch of several channels.

     Programming expenses were $6.7 million for the three months ended September 30, 1999, an increase of $0.1 million, or 2%, as compared to $6.6 million for the three months ended June 30,1999. This increase was primarily related to the increased cost associated with the servicing of the additional subscribers as discussed above, during the three months ended September 30, 1999.

     Technical expenses were $2.7 million for the three months ended September 30,1999, an increase of $0.1 million, or 4%, as compared to $2.6 million for the three months ended June 30, 1999. This increase was primarily related to the increased costs associated with servicing of the additional subscribers.

     Depreciation and amortization expense were $10.5 million for the three months ended September 30, 1999, an increase of $0.1 million, or 1%, as compared to $10.4 million for the three months ended June 30, 1999. This increase was primarily due to the effect of depreciation and amortization costs associated with capital spending made during 1999.

     Operating income was $1.3 million for the three months ended September 30, 1999, an increase of $1.2 million or 12%, as compared to the operating income of $0.1 million for the three months ended June 30, 1999. This increase was primarily due to the increase in revenues for the quarter offset by increases in the operating expenses as discussed above.

     Interest expense, net was $7.8 million for the three months ended September 30, 1999, no change as compared to $7.8 million for the three months ended June 30, 1999.

  Net loss was $6.4 million for the three months ended September 30, 1999, a decrease of $1.3 million, or 17%, compared to a net loss of $7.7 million for the three months ended June 30, 1999. This increase was primarily due to the higher revenues offset by increases in the operating expenses as discussed above.

Avalon Cable of New England LLC
-------------------------------

Three months ended September 30, 1999 compared to the three months ended June 30, 1999

     Revenues for the three months ended September 30, 1999 were $3.5 million, an increase of $0.5 million, or 17%, as compared to revenues of $3.0 million for the three months ended June 30,1999. This increase was primarily related to the acquisition of the cable assets of Taconic Technology Corporation(Taconic)in July 1999.

     Selling, general and administrative expenses were $0.8 million for the three months ended September 30, 1999, no change as compared to $0.8 million for the three months ended June 30, 1999.

     Programming expenses were $0.7 million for the three months ended
June 30, 1999, an increase of $0.1 million or 17% as compared to $0.6 million for the three months ended June 30,1999. This increase was primarily related to the acquisition of Taconic.

     Technical expenses were $0.6 million for the three months ended September 30,1999, an increase of $0.1, or 20%, as compared to $0.5 million for the three months ended June 30, 1999. This increase was primarily related to the additional costs associated with the Taconic acquisition.

     Operating income was $0.5 million for the three months ended
September 30, 1999, an increase of $0.2 million or 67% as compared to $0.3 million for the three months ended June 30, 1999. This increase was primarily related to the acquisition of Taconic.

     Interest expense, net was $7.3 million for the three months ended
September 30, 1999, a decrease of $0.5 million, or 6%, compared to $7.8 million for the three months ended June 30, 1999. This decrease was primarily related to lower interest rates on the variable rate debt.

     Net loss was $6.8 million for the three months ended September 30, 1999, a decrease of $0.7 million, or 9%, compared to a net loss of $7.5 million for the three months ended June 30, 1999. This decrease was primarily a result of higher revenues offset by higher operating costs associated with the acquisition of Taconic.


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

Three months ended September 30, 1999 compared to the three months ended June 30, 1999

     Revenues for the three months ended September 30, 1999 were $28.4 million, an increase of $1.2 million, or 4%, as compared to revenues of $27.2 million for the three months ended June 30,1999. This increase is primarily related to 10,000 seasonal subscribers beginning service throughout the quarter; a system wide 8% rate increase on the tiered levels of service not including limited basic service that was effective in May; and the full quarter effect of additional revenues resulting from the following acquisitions: Traverse Internet (acquired April 1, 1999), Novagate (acquired March 1, 1999), Nova Cable (acquired March 1, 1999) and R/Com, L.C. (acquired March 26, 1999).

     Selling, general and administrative expenses were $5.0 million for the three months ended September 30, 1999, a decrease of $0.3 million, or 5%, as compared to $5.3 million for the three months ended June 30, 1999. This decrease was primarily related to cost savings and marketing expense reimbursements relating to the launch of several channels.

     Programming expenses were $7.4 million for the three months ended
June 30, 1999, an increase of $0.3 million, or 4%, as compared to $7.1 million for the three months ended June 30,1999. This increase was primarily related to the increased cost associated with the servicing of the additional subscribers as discussed above, during the three months ended September 30, 1999.

     Technical expenses were $3.3 million for the three months ended
September 30, 1999, an increase of $0.2 million, or 6%, as compared to $3.1 million for the three months ended June 30, 1999. This increase was primarily due to additional operating costs resulting from the Nova Cable and R/Com, L.C. acquisitions.

     Operating income before depreciation and amortization and non-recurring expenses was $12.8 million for the three months ended September 30, 1999, an increase of $1.2 million, or 10%, as compared to $11.6 million for the three months ended June 30, 1999. This increase was primarily due to the increase in revenues for the quarter offset by changes in selling, general and administrative expenses, programming expenses and technical expenses as discussed above.

     Depreciation and amortization expense were $11.5 million for the three months ended September 30, 1999, an increase of $0.2 million, or 2%, as compared to $11.3 million for the three months ended June 30, 1999. This increase was primarily due to the full quarter effect of depreciation and amortization costs associated with the acquisitions made during the first and second quarters of 1999.

     Interest expense, net was $11.1 million for the three months ended September 30, 1999, no change compared to $11.1 million for the three months ended June 30, 1999. This decrease was primarily related to lower interest rates on the variable rate debt.

     Net loss was $5.5 million for the three months ended September 30, 1999, an increase of $0.1 million, or 2%, compared to $5.6 million for the three months ended June 30, 1999. This increase was primarily due to the decline in tax benefit recognized in the second quarter compared to the first quarter. The higher tax benefit recognized in the first quarter resulted primarily from a write-off of deferred taxes of approximately $1.4 million relating to Mercom, Inc. for the change in tax status.

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

     At September 30, 1999, Avalon Cable of Michigan LLC, Avalon Cable of New England LLC and Avalon Cable Finance, Inc. had approximately $327.4 million , $327.9 million and $327.4 million of senior indebtedness outstanding, respectively.

     Under the credit facility at September 30, 1999, the issuers have:

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

Quantitative and Qualitative Disclosures About Market Risk

     The issuers believe their market risk exposure with regard to their financial instruments is limited to changes in interest rates in the United States. Based upon the composition of the issuers' variable rate debt outstanding at September 30, 1999 which is the credit facility, a hypothetical 100 basis point increase in interest rate would increase interest expense approximately $0.35 million for a quarter for each issuer.

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

     The supplemental historical financial information has been derived from the historical financial statements for each issuer as included elsewhere herein. The operation results for the nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999.

     You should read the information in this table in conjunction with "Management's Discussion and Analysis of Financial Condition--Results of Operations" section of this document and the financial statements and related notes thereto which you can find elsewhere in this document.

                                               Avalon            Avalon
                                              Michigan            New             Avalon                           Historical
                                                 LLC            England           Finance       Eliminations       Combined
                                           ---------------   --------------   ---------------   ---------------    -------------
Statement of operations data
Revenues                                       $    71,327      $     8,870        $        -                         $   80,197
Operating expenses                                  37,745            5,098                 -                             42,843
Corporate overhead                                   1,392              175                 -                              1,567
Depreciation and amortization                       31,009            2,536                 -                             33,545
Non-recurring expenses                                   -                -                 -                                  -
                                           ---------------   --------------   ---------------   --------------     -------------
Operating (loss) income                              1,181            1,061                 -                              2,242
Interest (expense), net                            (23,777)         (23,464)          (23,656)          47,312  (a)      (23,585)
Other (expense) income, net                          1,362                -                 -                              1,362
                                           ---------------   --------------   ---------------   --------------     -------------
Net loss                                       $   (21,234)      $  (22,403)       $  (23,656)     $    47,312        $  (19,981)
                                           ===============   ==============   ===============   ==============     =============

Balance sheet data (end of period)
Total assets                                   $   553,978      $    57,104        $    5,639      $   (11,278) (a)   $  605,443
Long-term debt (excluding current portion)         329,652          330,231           329,651          659,302  (a)    1,648,836
Net (deficit) equity                               200,195         (289,605)         (331,541)         663,082  (a)      242,131

Cash flow data
Cash flow from operating activities            $     8,314      $    10,187        $        -                         $   18,501
Cash flow from investing activities                (49,387)         (14,156)                -                            (63,543)
Cash flow from financing activities                 33,767            5,176                 -                             38,943

Other financial data
EBITDA (5)                                     $    33,552      $     3,597        $        -                         $   37,149
Adjusted EBITDA (5)                                      -                -                 -                             38,424
Adjusted EBITDA margin (6)                               -                -                 -                                  -
Ratio of debt to adjusted EBITDA (7)                     -                -                 -                                  -
Capital expenditures                                11,686           12,780                 -                             24,466

(a) To eliminate the senior subordinated notes, credit facility, interest expense, and associated deferred financing costs that are treated as an in-substance distribution of proceeds from the senior subordinated notes and credit facility which are reflected in the financial statements of Avalon Michigan LLC, Avalon New England and Avalon Finance.


                  NOTES TO SUPPLEMENTAL FINANCIAL INFORMATION
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                            (DOLLARS IN THOUSANDS)

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

     The following table reflects the calculation of Adjusted EBITDA:

     EBITDA.......................................................  $38,511
                                                                    -------
     Adjustments:
         Non-recurring expenses (a)...............................     (663)
         Adjustment to reflect EBITDA for acquisitions for the
          full period (b).........................................      576
                                                                    -------
             Total adjustments....................................      (87)
                                                                    -------
         Adjusted EBITDA..........................................  $38,424
                                                                    =======
     ----------
     (a) For the nine months ended September 30, 1999, these amounts reflect a non-recurring insurance adjustment of $80 associated with the May 1998 storm in Grand Rapids, offset by marketing reimbursements of $743.

     (b) Represents pro forma effect of all acquisitions as if owned for the full period from January 1, 1999 to September 30, 1999. Adjustment includes EBITDA for the period from January 1, 1999 to acquisition date for acquisitions completed by Avalon Michigan LLC and Avalon New England and includes Nova Cable (acquired March 1, 1999), Cross Country (acquired January 15, 1999), R/Com L.C. (acquired March 26,1999), Taconic Technology Corporation (acquired July 1, 1999), Novagate (acquired March 1, 1999) and Traverse Internet (acquired April 1, 1999.)

(2)  Represents Adjusted EBITDA as a percentage of revenues.

(3) Represents total debt outstanding divided by an amount equal to Adjusted EBITDA for the nine months ended September 30, 1999, adjusted for a full year as specified in the indenture for the senior subordinated notes in determining compliance with the debt incurrence covenant.

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

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

NONE
Item 3. Defaults Upon Senior Securities.
----------------------------------------

NONE
Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

NONE
Item 5. Other Information.
--------------------------

NONE
Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

NONE

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Avalon Cable LLC
                                        ---------------------------
                                        (Registrant)


Date November 12, 1999                  /s/ Joel C. Cohen
     -----------------                  ---------------------------
                                        (Signature)


Date November 12, 1999                  /s/ Peter Polimino
     -----------------                  ---------------------------
                                        (Signature)